Form 10-Q
period 2021-06-30
Globis Acquisition Corp.
filed 2021-08-13
CIK 1823383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 13, 2021, there were 15,050,833 common stock, $0.0001 par value per share, issued and outstanding.

GLOBIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

GLOBIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$196,710	$202,068
Prepaid expenses	323,201	283,333
Total Current Assets	519,911	485,401

Marketable securities held in Trust Account	116,153,842	116,150,000
TOTAL ASSETS	$116,673,753	$116,635,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$115,430	$65,628
Promissory note – related party	700,000	—
TOTAL LIABILITIES	815,430	65,628

Commitments and Contingencies

Common stock subject to possible redemption 10,976,071 and 11,046,512 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	110,858,319	111,569,772

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,074,762 and 4,004,321 shares issued and outstanding (excluding 10,976,071 and 11,046,512 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	407	400
Additional paid-in capital	5,800,933	5,089,487
Accumulated deficit	(801,336)	(89,886)
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,673,753	$116,635,401

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$349,257	$715,292
Loss from operations	(349,257)	(715,292)

Other income:
Interest earned on marketable securities held in Trust Account	1,766	3,842
Other income, net	1,766	3,842

Loss before provision for benefit from income taxes	(347,491)	(711,450)
(Provision for) Benefit from income taxes	—	—
Net loss	$(347,491)	$(711,450)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,010,476	11,028,394
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,040,357	4,022,439
Basic and diluted net loss per share, Non-redeemable common stock	$(0.09)	$(0.18)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,004,321	$400	$5,089,487	$(89,886)	$5,000,001

Change in value of common stock subject to possible redemption	36,036	4	363,961	—	363,965

Net loss	—	—	—	(363,959)	(363,959)

Balance – March 31, 2021	4,040,357	404	5,453,448	(453,845)	5,000,007
Change in value of common stock subject to possible redemption	34,405	3	347,485	—	347,488

Net loss	—	—	—	(347,491)	(347,491)

Balance – June 30, 2021	4,074,762	$407	$5,800,933	$(801,366)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30,
2021
Cash Flows from Operating Activities:
Net loss	$(711,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,842)
Changes in operating assets and liabilities:
Prepaid expenses	(39,868)
Accounts payable and accrued expenses	49,802
Net cash used in operating activities	(705,358)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	700,000
Net cash provided by financing activities	700,000

Net Change in Cash	(5,358)
Cash – Beginning of period	202,068
Cash – End of period	$196,710

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(711,453)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2021, the Company had cash of $196,710 held outside of the Trust Account, $116,153,842 held in the Trust Account to be used for a Business Combination, and adjusted working capital deficit of $195,519, which excludes $100,000 of franchise taxes payable.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business following its issuance of an unsecured convertible promissory note on January 11, 2021 (the “Note”) to Globis SPAC LLC, or its assigns or successors in interest (the “Lender”), providing for borrowings from time to time of up to an aggregate of $1,000,000. On July 19, 2021 the Note was amended to increase the principal amount of the Note to $2,000,000. None of the Sponsors, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until December 15, 2021 to consummate a Business Combination (or June 15, 2022 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months). There is no assurance that the Company will be able to do so prior to December 15, 2021 (or June 15, 2022 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 15, 2020 and December 21, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

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

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

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

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,766	$3,842
Less: Interest available to be withdrawn for payment of taxes	(1,766)	(3,842)
Net income attributable to Common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,010,476	11,028,394
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(347,491)	$(711,450)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(347,491)	$(711,450)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,040,357	4,022,439
Basic and diluted net loss per share, Non-redeemable common stock	$(0.09)	$(0.18)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering, to pay an affiliate of Globis SPAC LLC a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At June 30, 2021, $25,000 is reflected in prepaid expenses related to this agreement.

Advances from Related Party

As of December 2, 2020, the Sponsor advanced the Company $50,000 to fund certain offering costs in connection with the Initial Public Offering. The outstanding balance under these advances was repaid upon the closing of the Initial Public Offering on December 15, 2020.

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

On January 11, 2021, the Company issued the Note to the Lender, which provides for borrowings from time to time of up to an aggregate of $1,000,000. The Note bears no interest and is due and payable upon the date on which the Company consummates its initial Business Combination. On various dates during the six months ended June 30, 2021, the Company drew a total of $700,000 under the Note in accordance with the Working Capital Loans.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — On December 10, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 4,074,762 and 4,004,321 shares of common stock issued and outstanding, excluding 10,976,071 and 11,046,512 shares subject to possible redemption, respectively.

Warrants — The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available.

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

JUNE 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$116,153,842	$116,150,000

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 19, 2021, the Note as described in Note 5 was amended to increase the principal amount of the Note to $2,000,000.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and search for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $347,491, which consisted of general and administrative expenses of $349,257 offset by interest earned on marketable securities held in the Trust Account of $1,766.

For the six months ended June 30, 2021, we had a net loss of $711,450, which consisted of formation and operating costs of $715,292 offset by interest earned on marketable securities held in the Trust Account of $3,842.

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

For the six months ended June 30, 2021, cash used in operating activities was $705,358. Net loss of $711,450 was impacted by interest earned on marketable securities held in the Trust Account of $3,842. Changes in operating assets and liabilities provided by $9,934 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $116,153,842. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $196,710. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 11, 2021, we issued an unsecured promissory note (the “Note”) to Globis SPAC LLC that permits us to borrow from time to time up to $1,000,000 from Globis SPAC LLC or its assignees or successors.The Note is non-interest bearing and payable upon the consummation of a Business Combination. On various dates during the six months ended June 30, 2021, the Company drew a total of $700,000 under the Note in accordance with the Working Capital Loans. On April 28, 2021, the Note was amended to terminate the option for a holder to convert the amount outstanding under the Note into Private Warrants. . On July 19, 202,1 the Note was amended to increase the principal amount of the Note from $1,000,000 to $2,000,000.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Amendment No. 2 Promissory Note, dated July 19, 2021, issued by the Company to Globis SPAC LLC
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIS ACQUISITION CORP.

Date: August 13, 2021		/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

