Form 10-Q
period 2021-09-30
Globis Acquisition Corp.
filed 2021-11-10
CIK 1823383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 15,050,833 common stock, $0.0001 par value per share, issued and outstanding.

GLOBIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

GLOBIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$8,413	$202,068
Prepaid expenses	150,653	283,333
Total Current Assets	159,066	485,401

Marketable securities held in Trust Account	116,155,627	116,150,000
TOTAL ASSETS	$116,314,693	$116,635,401

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities - Accounts payable and accrued expenses	$646,729	$65,628
Promissory note – related party	700,000	—
TOTAL LIABILITIES	1,346,729	65,628

Commitments and Contingencies

Common stock subject to possible redemption 11,500,000 shares at redemption value at September 30, 2021 and December 31, 2020	116,150,000	116,150,000

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,050,833 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	355	355
Additional paid-in capital	509,304	509,304
Accumulated deficit	(1,691,695)	(89,886)
Total Stockholders’ (Deficit) Equity	(1,182,036)	419,773
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$116,314,693	$116,635,401

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,	Nine months Ended September 30,	For the Period from August 21, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$892,144	$1,607,436	$1,000
Loss from operations	(892,144)	(1,607,436)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	1,785	5,627	—
Total other income	1,785	5,627	—

Loss before income taxes	(890,359)	(1,601,809)	(1,000)
Benefit from (provision for) income taxes	—	—	—
Net loss	$(890,359)	$(1,601,809)	$(1,000)

Basic and diluted weighted average shares outstanding, common stock	15,050,833	15,050,833	2,500,000
Basic and diluted earnings (loss) per share, common stock	$(0.06)	$(0.11)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	3,550,833	$355	$509,304	$(89,886)	$419,773

Net loss	—	—	—	(363,959)	(363,959)
Balance – March 31, 2021	3,550,833	$355	$509,304	$(453,845)	$55,814

Net loss	—	—	—	(347,491)	(347,491)
Balance – June 30, 2021	3,550,833	$355	$509,304	$(801,336)	$(291,677)

Net loss				(890,359)	(890,359)
Balance – September 30, 2021	3,550,833	$355	$509,304	$(1,691,695)	$(1,182,036)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — August 21, 2020	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020	2,875,000	$288	$24,712	$(1,000)	$(24,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,	For the Period from August 21, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,601,809)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,627)	—
Changes in operating assets and liabilities:	—
Prepaid expenses	132,680	—
Accounts payable and accrued expenses	581,101	1,000
Net cash used in operating activities	(893,655)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	700,000	—
Payment of offering costs	—	(10,035)

Net cash provided by financing activities	700,000	14,965

Net Change in Cash	(193,655)	14,965
Cash – Beginning of period	202,068	—
Cash – End of period	$8,413	$14,965

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares,” which included the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit), generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,188,889 warrants (the “Private Warrants”) at a price of $0.75 per Private Warrant and 100,833 units (the “Placement Units” and, together with the Private Warrants, the “Private Securities”) at a price of $10.00 per Placement Unit in a private placement to Globis SPAC LLC and Up and Up Capital, LLC, an affiliate of Chardan Capital Markets, LLC, the representative of the underwriters (“Up and Up” and, collectively with Globis SPAC LLC, the “Sponsors”), which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Securities, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax or dissolution obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. The underwriters have also agreed to vote their equity participation shares and any public shares they own in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The holders of the Founder Shares and Placement Shares have agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their liquidation rights with respect to the equity participation shares (see Note 7) in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2021, the Company had cash of $8,413 held outside of the Trust Account, $116,155,627 held in the Trust Account to be used for a Business Combination, and adjusted working capital deficit of $1,037,663, which excludes $150,000 of franchise taxes payable.

The Company may raise additional capital through loans or additional investments from the Sponsors, officers, directors, or their affiliates. Other than as described above and in Note 6, the Company’s officers, directors and the Sponsors and their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business following its issuance of an unsecured convertible promissory note on January 11, 2021 (the “Note”) to Globis SPAC LLC, or its assigns or successors in interest (the “Lender”), providing for borrowings from time to time of up to an aggregate of $1,000,000. On July 19, 2021 the Note was amended to increase the principal amount of the Note to $2,000,000 and on October 13, 2021, the Note was further amended to increase the principal amount of the Note to $3,000,000. None of the Sponsors, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until December 15, 2021 to consummate a Business Combination (or June 15, 2022 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months). There is no assurance that the Company will be able to do so prior to December 15, 2021 (or June 15, 2022 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months).

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all public shares as temporary equity. As such the Company is reporting upon revisions to those periods in this Quarterly Report.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to the total shares of common stock.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$111,569,772	$4,580,228	$116,150,000
Common stock	$400	$(45)	$355
Additional paid-in capital	$5,089,487	$(4,580,183)	$509,304
Accumulated deficit	$(89,886)	$—	$(89,886)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(4,580,288)	$419,773

Common stock subject to redemption	11,046,512	453,488	11,500,000

	As Previously Reported	Adjustment	As Revised
Income Statement as of December 31, 2020 (audited)
Weighted average shares outstanding – redeemable	11,054,662	(11,054,662)	—
Basic and Diluted EPS - redeemable	$—	$—	$—
Weighted average shares outstanding – non-redeemable	2,717,799	(2,717,799)	—
Basic and Diluted EPS – non redeemable	$(0.03)	$0.03	$—

	As Previously Reported	Adjustment	As Revised
Income Statement as of December 31, 2020 (audited)
Weighted average shares outstanding – common stock	—	4,179,573	4,179,573
Basic and Diluted EPS – common stock	$—	$(0.02)	$(0.02)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 15, 2020 and December 21, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common Stock issuance costs	$(2,516,841)
Plus:
Accretion of carrying value to redemption value	$3,666,841
Common Stock subject to possible redemption	$116,150,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, as described in Note 5, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 Common Stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	From inception to September 30, 2020
	Common stock	Common Stock	Common Stock
Basic and diluted net income (loss) per common share
Numerator:	$(890,359)	$(1,601,809)	$(1,000)
Allocation of net income (loss), as adjusted
Denominator:
Basic and diluted weighted average common stock outstanding	15,050,833	15,050,833	2,500,000
Basic and diluted net income (loss) per share of common stock	(0.06)	(0.11)	—

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Globis SPAC LLC purchased 3,688,889 Private Warrants at a purchase price of $0.75 per Private Warrant, for an aggregate purchase price of $2,766,667 and Up and Up purchased 500,000 Private Warrants at a purchase price of $0.75 per Private Warrant, for an aggregate purchase price of $375,000. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). In addition, Up and Up purchased an aggregate of 100,833 Placement Units at a purchase price of $10.00 per Placement Unit, or $1,008,333 in the aggregate. Each Placement Unit consists of one share of common stock (“Placement Share”) and one redeemable warrant (“Placement Warrant”). Each Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering, to pay an affiliate of Globis SPAC LLC a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, in fees for these services. At September 30, 2021, $5,000 is reflected in accrued expenses related to this agreement.

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

On January 11, 2021, the Company issued the Note to the Lender, which provides for borrowings from time to time of up to an aggregate of $1,000,000. The Note bears no interest and is due and payable upon the date on which the Company consummates its initial Business Combination. On various dates during the nine months ended September 30, 2021, the Company drew a total of $700,000 under the Note in accordance with the Working Capital Loans.

On April 28, 2021, the Note was amended to terminate the option for the Lender to convert the amount outstanding under the Note into Private Warrants.

On July 19, 2021, the Note was amended to increase the principal amount of the Note to $2,000,000.

On October 13, 2021, the Note was amended to increase the principal amount of the Note to $3,000,000.

NOTE 7. COMMITMENTS

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

SEPTEMBER 30, 2021

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — On December 10, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 3,550,833 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

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

SEPTEMBER 30, 2021

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$116,155,627	$116,150,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In October 2021, the Company increased the principal amount available under the Note (as defined in Note 1 under Liquidity) to $3,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Globis Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Up and Up Capital, LLC and Globis SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and search for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $890,359, which consisted of general and administrative expenses of $892,144 offset by interest earned on marketable securities held in the Trust Account of $1,785.

For the nine months ended September 30, 2021, we had a net loss of $1,601,809, which consisted of general and administrative expenses of $1,607,436 offset by interest earned on marketable securities held in the Trust Account of $5,627.

For the period from August 21, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $893,655. Net loss of $1,601,809 was impacted by interest earned on marketable securities held in the Trust Account of $5,627. Changes in operating assets and liabilities provided $713,781 of cash from operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $116,155,627. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $150,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $8,413. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 11, 2021, we issued an unsecured promissory note (the “Note”) to Globis SPAC LLC that permits us to borrow from time to time up to $1,000,000 from Globis SPAC LLC or its assignees or successors. The Note is non-interest bearing and payable upon the consummation of a Business Combination. On various dates during the nine months ended September 30, 2021, the Company drew a total of $700,000 under the Note in accordance with the Working Capital Loans. On April 28, 2021, the Note was amended to terminate the option for a holder to convert the amount outstanding under the Note into Private Warrants. On July 19, 2021, the Note was amended to increase the principal amount of the Note from $1,000,000 to $2,000,000. On October 13, 2021, the Note was amended to increase the principal amount of the Note from $2,000,000 to $3,000,000.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share of common stock. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 15, 2020, we consummated our Initial Public Offering of 11,500,000 Units, inclusive of 1,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-250939). The registration statement became effective on December 10, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Amendment No. 3 Promissory Note, dated October 13, 2021, issued by the Company to Globis SPAC LLC
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIS ACQUISITION CORP.

Date: November 10, 2021		/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

