Form 10-K/A
period 2020-12-31
Globis Acquisition Corp.
filed 2021-12-07
CIK 1823383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price for the shares of common stock on such date, as reported on the Nasdaq Stock Market, was $121,149,538.

As of December 7, 2021, the Registrant had 15,050,833 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Globis Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), to restate our financial statements as of and for the period from August 21, 2020 (inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its common stock subject to possible redemption. The Company previously determined the value of such common stock to be equal to the redemption value of such shares of common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of common stock subject to possible redemption should reflect the possible redemption of all shares of common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of common stock.

As a result, on November 18, 2021, management and the audit committee of the Company’s board of directors concluded that the Company’s Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. These restatements result in a change in the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The Company has not amended its Current Report on Form 8-K filed on December 21, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statement and related financial information contained the Original Financial Statements, filed with the SEC on March 31, 2021 should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included under Part II, Item 8 of this Amendment. In addition, the Management Discussion & Analysis, Risk Factors, and Financial Statements and notes thereto have been updated to reflect the restatement..

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1, and 32.1 to this Amendment under Part IV, Item 15 of this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ii

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures, of this Amendment.

Items Amended In This Amendment

This Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

iii

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

iv

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

v

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020. We have taken a number of measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV and Item 9A, Controls and Procedures, of this Amendment.

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

We recognize changes in redemption value as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of $3,666,841. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 shares of common stock in the aggregate. As of December 31, 2020, we did not have any other dilutive securities or other agreements that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex equity transactions, as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

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

In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex equity transactions standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibits Index

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 10, 2020, by and among the Company and Chardan Capital Markets, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
4.4	Warrant Agreement, dated December 10, 2020, between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on 10-K filed with the SEC on March 31, 2021).
10.1	Letter Agreement, dated December 10, 2020, among the Company, the Sponsors, Chardan Capital Markets, LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.2	Investment Management Trust Agreement, dated December 10, 2020, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.3	Stock Escrow Agreement, dated December 10, 2020 between the Sponsors, Chardan Capital Markets, LLC and VStock Transfer, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2021

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

Name	Title	Date

/s/ Paul Packer	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 7, 2021
Paul Packer

*	Director	December 7, 2021
Claude Benitah

*	Director	December 7, 2021
Michael A. Ferguson

*	Director	December 7, 2021
John M. Horne

*/s/ Paul Packer
Paul Packer
Attorney-in-Fact

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 21, 2020 (inception) through December 31, 2020 have been restated.

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

Melville, NY

March 31, 2021, except for the effects of the restatement discussed in Notes 2, 3 and 8 as to which the date is December 7, 2021.

GLOBIS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current Assets
Cash	$202,068
Prepaid expenses	283,333
Total Current Assets	485,401

Marketable securities held in Trust Account	116,150,000
TOTAL ASSETS	$116,635,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$65,628

Commitments

Common stock subject to possible redemption 11,500,000 shares at redemption value	116,150,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,833 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	355
Additional paid-in capital	509,304
Accumulated deficit	(89,886)
Total Stockholders’ Equity	419,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,635,401

The accompanying notes are an integral part of these financial statements.

GLOBIS ACQUISITION CORP.

STATEMENT OF OPERATIONS

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$89,886
Net loss	$(89,886)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	1,520,661

Basic and diluted net loss per share, Common stock subject to possible redemption	$(0.02)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,658,912

Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of these financial statements.

GLOBIS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 21, 2020	—	$—	$—	$—	$—

Issuance of common stock to Sponsors	3,047,500	305	26,195	—	26,500

Sale of 100,833 Placement Units	100,833	10	1,008,320	—	1,008,330

Sale of 4,188,889 Private Warrants	—	—	3,141,670	—	3,141,670

Equity participation shares	402,500	40	(40)	—	—

Redemption adjustment for Common Stock to redemption amount			(3,666,841)	—	(3,666,841)

Net loss	—	—	—	(89,886)	(89,886)

Balance – December 31, 2020	3,550,833	$355	$509,304	$(89,886)	$419,773

The accompanying notes are an integral part of these financial statements.

GLOBIS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(As Restated)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(89,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(283,333)
Accrued expenses	65,628
Net cash used in operating activities	(307,591)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsors	26,500
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Placement Units	1,008,330
Proceeds from sale of Private Warrants	3,141,670
Advances from related party	50,000
Repayment of advances from related party	(50,000)
Payment of offering costs	(216,841)
Net cash provided by financing activities	116,659,659

Net Change in Cash	202,068
Cash – Beginning of period	—
Cash – End of period	$202,068

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$116,150,000

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to all common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all shares of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 15, 2020 (Audited)
Common stock subject to possible redemption	$111,652,086	$4,497,914	$116,150,000
Common stock	$401	$(45)	$356
Additional paid-in capital	$5,007,172	$(4,497,869)	$509,303
Accumulated deficit	$(7,571)	$—	$(7,571)
Total Stockholders’ Equity	$5,000,002	$(4,497,914)	$502,088
Number of shares of common stock subject to possible redemption	11,054,662	445,338	11,500,000

Balance Sheet as of December 31, 2020 (Audited)
Common stock subject to possible redemption	$111,569,772	$4,580,228	$116,150,000
Common stock	$400	$(45)	$355
Additional paid-in capital	$5,089,487	$(4,580,183)	$509,304
Accumulated deficit	$(89,886)	$—	$(89,886)
Total Stockholders’ Equity	$5,000,001	$(4,580,228)	$419,773
Number of shares of common stock subject to possible redemption	11,046,512	453,488	11,500,000

Statement of Cash Flows for the Period from August 21, 2020 (Inception) through December 31, 2020 (Audited)
Initial classification of common stock subject to possible redemption	$111,652,086	$4,497,914	$116,150,000
Change in value of Common Stock subject to possible redemption	$(82,314)	$82,314	$—

Condensed Statement of Changes in Stockholders’ Equity for the Period Ended December 31, 2020 (Audited)
Sale of 11,500,000 Units, net of underwriter discounts and offering expenses	$112,483,159	$(112,483,159)	$—
Initial value of Common Stock subject to redemption	$111,569,772	$(111,569,772)	$—
Redemption adjustment for Common Stock to redemption amount	$—	$(3,666,841)	$(3,666,841)
Total Shareholders’ Equity	$5,000,001	$(4,580,228)	$419,773

Statement of Operations for the Period from August 21, 2020 (Inception) Through December 31, 2020 (Audited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,054,662	(9,534,001)	1,520,661
Basic and diluted net income per share, common stock subject to possible redemption	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,717,799	(58,887)	2,658,912
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.03)	$0.01	$(0.02)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Common Stock Subject to Possible Redemption (Restated, see Note 2)

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

The Company recognizes changes in redemption value as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	115,000,000
Less:
Common stock issuance costs	(2,516,841)
Add:
Accretion of carrying value to redemption value	3,666,841
Common stock subject to possible redemption	116,150,000

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

Net Loss per Common Stock (Restated, see Note 2)

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, as described in Note 5, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 Common Stock in the aggregate. As of December 31 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from August 21,
	2020 (Inception) Through
	December 31, 2020
	Redeemable common stock	Non-redeemable common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(32,703)	$(57,183)
Denominator:
Basic and diluted weighted average shares outstanding	1,520,661	2,658,912
Basic and diluted net loss per common stock	$(0.02)	$(0.02)

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

NOTE 8. STOCKHOLDERS’ EQUITY (Restated, see Note 2)

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

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 3,550,833 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

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

NOTE 9. INCOME TAX

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 11, 2021, the Company issued the Note to the Lender, which provides for borrowings from time to time of up to an aggregate of $1,000,000. The Note bears no interest and is due and payable upon the date on which the Company consummates its initial Business Combination. At the election of the Lender, all or a portion of the unpaid principal amount of the Note may be converted upon the consummation of the Company’s initial Business Combination into a number of warrants of the Company, with each warrant being exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $0.75, rounded up to the nearest whole number of warrants. The Conversion Warrants are identical to the Private Warrants issued. On February 2, 2021, the Company borrowed $100,000 in accordance with the Note.

