Form 10-Q/A
period 2021-09-30
Globis Acquisition Corp.
filed 2021-12-09
CIK 1823383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(212)-847-3248
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

As of December 8, 2021, there were 15,050,833 common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Globis Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2021 (this “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Quarterly Report”) to amend and restate the Company’s Original Quarterly Report, as further described in Note 2 to the financial statements included in this Quarterly Report.

Background of Restatement

The Company has re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 22, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared evenly to the total common stock.

Therefore, on November 18, 2021, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 19, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 24, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements, including enhanced training of its personnel and increased communication among its personnel and third-party professionals with whom it consults regarding the application of complex financial instruments. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

GLOBIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (as Restated)	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

GLOBIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$8,413	$202,068
Prepaid expenses	150,653	283,333
Total Current Assets	159,066	485,401

Marketable securities held in Trust Account	116,155,627	116,150,000
TOTAL ASSETS	$116,314,693	$116,635,401

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities - Accounts payable and accrued expenses	$646,729	$65,628
Promissory note – related party	700,000	—
TOTAL LIABILITIES	1,346,729	65,628

Commitments and Contingencies

Common stock subject to possible redemption 11,500,000 shares at redemption value at September 30, 2021 and December 31, 2020	116,150,000	116,150,000

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,050,833 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	355	355
Additional paid-in capital	509,304	509,304
Accumulated deficit	(1,691,695)	(89,886)
Total Stockholders’ (Deficit) Equity	(1,182,036)	419,773
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$116,314,693	$116,635,401

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,	Nine months Ended September 30,	For the Period from August 21, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$892,144	$1,607,436	$1,000
Loss from operations	(892,144)	(1,607,436)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	1,785	5,627	—
Total other income	1,785	5,627	—

Loss before income taxes	(890,359)	(1,601,809)	(1,000)
Benefit from (provision for) income taxes	—	—	—
Net loss	$(890,359)	$(1,601,809)	$(1,000)

Basic and diluted weighted average shares outstanding, Redeemable common stock	11,500,000	11,500,000	—
Basic and diluted earnings (loss) per share, Redeemable common stock	$(0.06)	$(0.11)	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,550,833	3,550,833	2,500,000
Basic and diluted earnings (loss) per share, Non-redeemable common stock	$(0.06)	$(0.11)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021 (see Note 2 – as restated)	3,550,833	$355	$509,304	$(89,886)	$419,773

Net loss	—	—	—	(363,959)	(363,959)
Balance – March 31, 2021 (see Note 2 – as restated)	3,550,833	$355	$509,304	$(453,845)	$55,814

Net loss	—	—	—	(347,491)	(347,491)
Balance – June 30, 2021 (see Note 2 – as restated)	3,550,833	$355	$509,304	$(801,336)	$(291,677)

Net loss				(890,359)	(890,359)
Balance – September 30, 2021	3,550,833	$355	$509,304	$(1,691,695)	$(1,182,036)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — August 21, 2020	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020	2,875,000	$288	$24,712	$(1,000)	$(24,000)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate the Company’s previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and at the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per share of common stock while also taking into consideration that in accordance with the Company’s Charter, a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued in the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its income (loss) per share of common stock calculation to allocate net income (loss) evenly to the total shares of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all shares of common stock share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$111,205,807	$4,944,193	$116,150,000
Common stock	$404	$(49)	$355
Additional paid-in capital	$5,453,448	$(4,944,144)	$509,304
Accumulated deficit	$(453,845)	$—	$(453,845)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(4,944,193)	$55,814
Number of shares of common stock subject to possible redemption	11,010,476	(489,524)	11,500,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$110,858,319	$5,291,681	$116,150,000
Common stock	$407	$(52)	$355
Additional paid-in capital	$5,800,933	$(5,291,629)	$509,304
Accumulated deficit	$(801,336)	$—	$(801,336)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(5,291,681)	$(291,677)
Number of shares of common stock subject to possible redemption	10,976,071	523,929	11,500,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,046,512	453,488	11,500,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,004,321	(453,488)	3,550,833
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.09)	$0.07	$(0.02)

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,010,476	489,524	11,500,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,040,357	(489,524)	3,550,833
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.09)	$0.07	$(0.02)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,028,394	471,606	11,500,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$—	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,022,439	(471,606)	3,550,833
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.18)	$0.13	$(0.05)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Change in value of common stock subject to possible redemption	$363,065	$(363,065)	$—
Total Stockholders’ Equity	$5,000,007	(4,944,193)	$55,814

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$347,488	$(347,488)	$—
Total Stockholders’ Equity (Deficit)	$5,000,004	$(5,291,681)	$(291,677)

Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(363,965)	$363,965	$—

Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(711,453)	$711,453	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021, as amended by the Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on December 7, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

					For the Period from
	Three Months Ended		Nine Months Ended		August 21, 2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(680,303)	$(210,056)	$(1,223,906)	$(377,903)	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,550,833	11,500,000	3,550,833	2,500,000
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.11)	$(0.11)	$(0.00)

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below and the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC on December 7, 2021. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of the Company’s financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of its Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per common share while also taking into consideration that in accordance with the Company’s Charter, a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating earnings per share of common stock. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on December 7, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to the Company’s accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Amendment No. 3 Promissory Note, dated October 13, 2021, issued by the Company to Globis SPAC LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarterly period ended September 30, 2021 filed with the SEC on November 10, 2021)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIS ACQUISITION CORP.

Date: December 9, 2021		/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

