Form 10-K
period 2021-12-31
Globis Acquisition Corp.
filed 2022-02-11
CIK 1823383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 11, 2022, there were 15,050,833 shares of the Company’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete our initial business combination with Forafric Agro Holdings Limited, or any other initial business combination;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	our potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our initial business combination.

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

●	We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until March 15, 2022 (or until June 15, 2022 if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 coronavirus pandemic and the status of debt and equity markets.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination;

●	Our sponsors have the right to extend the term we have to consummate our initial business combination, without providing our stockholders with redemption rights.

●	Our sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

●	Our investors are not entitled to protections normally afforded to investors of blank check companies.

●	We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may not have sufficient working capital to cover our operating expenses.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

●	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our insiders, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	Provisions in our certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

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

General

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

Initial Public Offering

On December 15, 2020, we consummated our Initial Public Offering of 11,500,000 units, which included the exercise in full of the underwriters’ option to purchase an additional 1,500,000 Units to cover over-allotments. Each unit consists of one share of our common stock, $0.0001 par value per share, and one redeemable warrant, with each such warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000 (before underwriting discounts and commissions and offering expenses).

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

Note Draw Down - Business Combination Extension

On January 11, 2021, we issued an unsecured promissory note (as amended through January 27, 2022, the “Note”) to Globis SPAC LLC, or its assigns or successors in interest, that permits us to borrow from time to time up to $7,000,000. On December 10, 2021, we drew down $1,150,000 under the Note the proceeds from the draw down have been deposited into the Company’s trust account in order to extend the period of time the Company has to complete its initial business combination (the “Completion Window”). As a result, the Completion Window was extended by three months from December 15, 2021 until March 15, 2022. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension of the Completion Window. The Note does not bear interest and matures upon closing of a business combination by the Company. As of December 31, 2021, the total amount outstanding under the Note was $2,600,000.

Initial Business Combination

On December 19, 2021 (the “Effective Date”), we entered into a securities purchase agreement (the “Business Combination Agreement”) with Forafric Agro Holdings Limited, a Gibraltar private company limited by shares (“FAHL”) and Lighthouse Capital Limited, a Gibraltar private company limited by shares (the “Seller”).

The Business Combination Agreement provides for the consummation of the following transactions (collectively, the “Business Combination”): (a) we will form under the laws of the State of Nevada a wholly-owned subsidiary (the “New Subsidiary”), change its jurisdiction of incorporation to Nevada by merging with and into the New Subsidiary such that the New Subsidiary will survive the merger (the “Surviving Company”) (the “Pre-Closing Merger”), and change its jurisdiction of incorporation again by transferring by way of a redomiciliation and domesticating the New Subsidiary as a Gibraltar public company limited by shares (the “Redomiciliation”); and (b) immediately following the effectiveness of the Redomiciliation, the Surviving Company will acquire 100% of the equity interests in FAHL from the Seller. Upon consummation of the transactions contemplated by the Business Combination, FAHL will become a wholly owned subsidiary of the Surviving Company, which will be renamed “Forafric Global PLC”.

Immediately prior to the consummation of the Business Combination (the “Closing”), we will effect the Pre-Closing Merger and the Redomiciliation pursuant to which (i) our issued and outstanding shares of common stock will, following the Pre-Closing Merger and pursuant to the Redomiciliation, convert automatically by operation of law, on a one-for-one basis, into ordinary shares, nominal value $0.001 per share, of Forafric Global PLC (“Ordinary Shares”); (ii) our issued and outstanding redeemable warrants will automatically become redeemable warrants to acquire Ordinary Shares and (iii) each of our issued and outstanding Units that has not been previously separated into the underlying common stock and underlying warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one Ordinary Share and one redeemable warrant to acquire one Ordinary Share. No other changes will be made to the terms of any issued and outstanding warrants as a result of the Pre-Closing Merger and Redomiciliation.

The total consideration to be paid to the Seller in the Business Combination will be (i) 15,100,000 Ordinary Shares, subject to reduction to the extent that the Closing Payment (as defined below) is less than $0, provided that the Seller may be issued up to 1,904,762 additional Ordinary Shares determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing; plus (ii) an amount (the “Closing Payment”) equal to $20,000,000 minus the outstanding amount of all Funded Debt (as defined in the Business Combination Agreement) as of the Closing (other than Permitted Debt); provided that Seller may receive up to an additional $20,000,000 determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing. The Closing Payment shall be funded by remaining funds in the trust account after giving effect to any Buyer Share Redemptions (as defined in the Business Combination Agreement) and the proceeds of any potential private placement financing.

In addition to the foregoing consideration, the Seller shall be entitled to receive, as additional consideration, and without any action on behalf of the Company or the Company’s stockholders, additional Ordinary Shares (the “Earnout Shares”), to be issued as follows during the period from and after the Closing until the end of calendar year 2024 (A) 500,000 Earnout Shares, if, during calendar year 2022, Adjusted EBITDA (as defined in the Business Combination Agreement) of Forafric Global PLC is equal to or greater than $27,000,000, (B) 500,000 Earnout Shares, if, during calendar year 2023, Adjusted EBITDA o Forafric Global PLC is equal to or greater than $33,000,000, and (C) 1,000,000 Earnout Shares, if, during calendar year 2024, the Buyer Trading Price (as defined in the Business Combination Agreement) during the standard market trading hours of a trading day is greater than or equal to $16.50 for any 20 trading days within any period of 30 consecutive trading days. The Seller will also be entitled to receive, as additional consideration, and without any action on behalf of Forafric Global PLC or its stockholders, 20% of any cash proceeds received by Forafric Global PLC from the exercise of the outstanding warrants.

Representations and Warranties; Covenants; Indemnities

Under the Business Combination Agreement, the parties to the agreement made customary representations and warranties for transactions of this type. The representations and warranties made under the Business Combination Agreement generally will survive the Closing for a period of 12 months while certain representations and warranties made under the Business Combination Agreement will survive for a period of 48 months. In addition, the parties to the Business Combination Agreement agreed to be bound by certain covenants as specified in the Business Combination Agreement. The covenants made under the Business Combination generally will survive the Closing for a period of 12 months, subject to certain exceptions, including certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing and will survive until the end of the period of applicable performance or otherwise fully performed (or waived). Under the Business Combination Agreement, from and after the Closing, the Seller will hold harmless and indemnify Forafric Global PLC from and against any damages directly or indirectly suffered by Forafric Global PLC relating to (i) breaches of representations and warranties of FAHL and the Seller, (ii) breaches of covenants, obligations and agreements of FAHL and the Seller, and (iii) any unpaid indebtedness (other than Permitted Debt, as defined in the Business Combination Agreement) or transaction expenses of FAHL and the Seller. Other than certain limited exceptions, such indemnification obligations are subject to a general cap of $20,000,000, a threshold value of such aggregate claims of $500,000, and a minimum claim threshold of $50,000. At the Closing, 755,000 Ordinary Shares otherwise issuable to the Seller will be placed in escrow in order to secure the Seller’s indemnification obligations under the Business Combination Agreement. In addition, the Seller may also elect to satisfy such indemnification obligations by offsetting against any Earnout Shares, forfeiting additional Ordinary Shares issued to the Seller at the Closing, or paying such indemnification obligations in cash.

Conditions to Each Party’s Obligations

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including: (a) the approval and adoption by the Company’s stockholders of the Business Combination Agreement and transactions contemplated thereby; (b) the expiration or termination of any applicable waiting period under any applicable antitrust laws; (c) no Material Adverse Effect (as defined in the Business Combination Agreement) shall have occurred that is continuing; (d) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Buyer Share Redemption (as defined in the Business Combination Agreement) and any private placement financing; (e) the Redomiciliation shall have been completed; (f) the memorandum of association and articles of association of the Company shall have been adopted and filed under the Companies Act 2014 of the Laws of Gibraltar and shall be in effect at the Closing; and (g) the Company’s Registration Statement (as described below) shall have been declared effective under the Securities Act of 1933, as amended, no stop order suspending the effectiveness of the Registration Statement shall have been issued by the SEC that remains in effect, and no legal proceeding seeking such a stop order shall have been initiated by the SEC that remains pending.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing under certain circumstances, including, among others, (i) by mutual written consent of us and the Seller, or (ii) by either us or the Seller if the Closing has not occurred on or before March 15, 2022 (or until June 15, 2022, if our board of directors has extended the period of time to consummate a business combination in accordance with its organizational documents, or such later date as we and the Seller may mutually agree), provided that such right to terminate is not available to us or the Seller if such party’s breach of the Business Combination Agreement has directly caused the failure of, or has prevented, the consummation of the transactions contemplated by the Business Combination Agreement to occur by such date.

For additional information regarding the Business Combination, see the Company’s Registration Statement on Form S-4 filed with the SEC on January 12, 2022 (the “Registration Statement”) which contains a preliminary prospectus and proxy statement concerning the Business Combination.

In the event that the Company does not consummate the initial Business Combination with FAHL as described above, it will continue to search for an appropriate target up until the Completion Window.

PIPE Investment

In connection with the Business Combination, on December 31, 2021, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) with an accredited investor (the “PIPE Investor”) pursuant to which the PIPE Investor will purchase ordinary shares of Forafric Global PLC in a private placement following the Redomiciliation and prior to the closing of the Business Combination. Pursuant to the PIPE Subscription Agreement, the PIPE Investor will purchase, at a purchase price of $10.50 per share, that number of ordinary shares of Forafric Global PLC (the “PIPE Shares”) equal to the lesser of (i) 4.99% of all issued and outstanding ordinary shares, after taking into account the completion of the Business Combination and all ordinary shares issued pursuant to the FAHL Bonds (defined below) and other related subscription agreements, if any, and (ii) 1,904,761 ordinary shares (the “PIPE Investment”). The maximum aggregate amount to be paid by the PIPE Investor for the PIPE Shares is approximately $20 million. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination.

The closing of the sale of the PIPE Shares (the “PIPE Closing”) will be contingent upon, and substantially concurrent with, the closing of the Business Combination.

The PIPE Subscription Agreement will terminate upon the earliest to occur of (i) such date and time as the Business Combination Agreement is validly terminated in accordance with its terms without the Business Combination having been consummated, (ii) upon the mutual written agreement of each of the parties to the PIPE Subscription Agreement and FAHL, (iii) Globis’ notification to the PIPE Investor in writing that it has, with the prior written consent of FAHL, abandoned its plans to move forward with the Business Combination, (iv) the End Date (as defined in the Business Combination Agreement), if the PIPE Closing has not occurred by such date, (v) at the election of the PIPE Investor, on or after the date that is 180 days after the date of the PIPE Subscription Agreement if the PIPE Closing has not occurred on or prior to such date, or (vi) if any of the conditions to the PIPE Closing are not satisfied or waived, or are not capable of being satisfied, on or prior to the PIPE Closing, as a result thereof, the transactions contemplated by the PIPE Subscription Agreement will not be and are not consummated at the PIPE Closing.

Pursuant to the PIPE Subscription Agreement, we also granted the PIPE Investor certain registration rights and have agreed to file a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”) within 30 calendar days after the consummation of the Business Combination and to use our commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective no later than the 60th calendar day following the PIPE Closing (or, in the case of an SEC review of the PIPE Resale Registration Statement, the 120th calendar day following the PIPE Closing.

Convertible Bonds Offering

In connection with the Business Combination, between December 31, 2021 and January 3, 2022, affiliates (each a “Bond Investor”) of the Sponsors, subscribed for convertible bonds of FAHL in the aggregate principal amount of $9.5 million (the “FAHL Bonds”) and on January 19, 2022 an additional bond investment was made in the principal amount of $2.5 million, both in private offerings, and issued pursuant to a Bond Subscription Deed (the “Bond Subscription Deed”), among FAHL, the Seller and the Bond Investors. The FAHL Bonds are unsecured obligations of FAHL and are not transferable without the consent of FAHL. FAHL currently intends to use the proceeds from the sale of the FAHL Bonds for general working capital and/or capital expenditure requirements.

Unless earlier converted or redeemed in accordance with the terms of the FAHL Bonds, the FAHL Bonds will mature and be redeemed on June 15, 2026. Interest accrues on the FAHL Bonds at a rate of 6% per annum and the Bond Investors are entitled to certain customary information rights.

Pursuant to the current terms of the FAHL Bonds, upon consummation of the Business Combination, the FAHL Bonds will automatically convert into ordinary shares of Forafric Global PLC at a price per share that is a 10% discount to the PIPE Investment, subject to certain adjustments. The number of ordinary shares will be equal to the quotient that results from dividing the aggregate principal amount of the respective FAHL Bond by $9.45, subject to certain adjustments.

Acquisition Strategy

Our acquisition strategy is to identify an untapped opportunity within our target industry and offer a public-ready business a facility through which to enter the public markets, accessing capital markets and advancing its priorities. We believe that our management team and directors’ experiences in evaluating assets through investing and company building will enable us to source the highest quality targets. Through our selection process we leverage the relationships of our management team with industry leaders, venture capitalists, private equity and hedge fund managers, respected peers, and our network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

Investment Criteria

We focus on companies that are well positioned to benefit from economic globalization, particularly as it affects emerging markets. Consistent with this strategy, we have identified the following criteria for evaluating potential target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

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

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team, including the management team of FAHL, of a prospective target business for, among other things, their ability to manage a company with securities that are publicly traded, when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until March 15, 2022 (or until June 15, 2022 if we extend the period of time to consummate a business combination by the full amount of time) in order to be able to receive a pro rata share of the trust account.

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

Ability to Extend Time to Complete a Business Combination

We currently have until March 15, 2022 to complete a business combination; provided, however, that if we anticipate we may not be able to consummate a business combination by March 15, 2022, the Company, by resolution of the board of directors if requested by Globis SPAC LLC, may extend the period of time to consummate a business combination by an additional three months up until June 15, 2022), subject to the deposit of additional funds into the trust account by one or both of the sponsors or their affiliates or designees. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate a business combination to be extended, one or both of the sponsors or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three-month extension. Any such payments will be made in the form of a non-interest bearing loan and will be repaid, if at all, from funds released to the Company upon completion of a business combination. On December 10, 2021, we drew down $1,150,000 under an unsecured promissory note that was previously issued to Globis SPAC LLC, the Company’s initial public offering sponsor. The proceeds from the draw down have been deposited into our trust account in order to extend the period of time the Company has to complete its initial business combination from December 15, 2021 until March 15, 2022. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension. The note does not bear interest and matures upon closing of a business combination by the Company.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by March 15, 2022 (or June 15, 2022 if we further extend the period of time to consummate a business combination for by an additional three months, subject to the deposit of additional funds into the trust account as described above), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

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

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that third parties, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsors have agreed that they will be liable to us if and to the extent any claims by third parties for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, or any reductions in the value of the trust assets, reduce the amount of funds in the trust account to below $10.20 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, our sponsors may not be able to satisfy their indemnification obligations, as we have not required our sponsors to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that our sponsors will be able to satisfy any indemnification obligations that arise. Moreover, our sponsors will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.20 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors as described below.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.20.

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

Competition

If we succeed in effecting the Business Combination with FAHL, there will likely be significant competition from FAHL’s competitors. We cannot assure you that, subsequent to the Business Combination, Forafric Global PLC (“New Forafric”) will have the resources or ability to compete effectively. In the event that the Business Combination is not consummated, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital firms, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources, which could be reduced further because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct. Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses. These inherent limitations give others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We have one executive officer, Paul Packer, who serves as our chief executive officer and chief financial officer. Mr. Packer is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We are an emerging growth company as defined in the JOBS Act. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or our total revenues exceed $1.07 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

For additional risks relating to the Business Combination and FAHL, see the “Risk Factors” section contained in the Company’s Registration Statement on Form S-4 filed with the SEC on January 12, 2022.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until March 15, 2022 (or until June 15, 2022 if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

We have until March 15, 2022 to consummate our initial business combination (or until June 15, 2022 if we extend the period of time to consummate a business combination by the full amount of time). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of the COVID-19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto or we seek to amend out amended and restated certificate of incorporation prior to the consummation of our initial business combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate an investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

We currently have until March 15, 2022 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by March 15, 2022, we may, by resolution of our board of directors if requested by Globis SPAC LLC, extend the period of time to consummate a business combination by an additional three months (until June 15, 2022), subject to the deposit of additional funds into the trust account by our sponsors or their affiliates or designees. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended, our sponsors or their affiliates or designees must deposit into the trust account $1,150,000 ($0.10 per unit), or $0.10 per unit, on or prior to the date of the applicable deadline.

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

We currently have until March 15, 2022 to consummate our initial business combination. However, as described above, if we anticipate that we may not be able to consummate our initial business combination by March 15, 2022, we may, by resolution of our board of directors if requested by Globis SPAC LLC, extend the period of time to consummate a business combination by an additional three months (until June 15, 2022), subject to the deposit of additional funds into the trust account by our sponsors or their affiliates or designees as set out above. Our sponsors are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.20.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we agreed to have any prospective target businesses we negotiate with execute agreements with us and use our best efforts to have all third parties and service providers we engage and waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate the trust account before the completion of a business combination, our sponsors have agreed that they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of third parties or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, our sponsors may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.20, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.20 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by March 15, 2022 (or June 15, 2022 if we extend the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until March 15, 2022 (or until June 15, 2022 if we extend the period of time to consummate a business combination) in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our shares are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our public warrants will expire worthless.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating our initial business combination.

We have until March 15, 2022 (or until June 15, 2022 if we extend the period of time to consummate a business combination by the full amount of time) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our public warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our public warrants will expire worthless.

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

Our insiders, officers and directors collectively beneficially own approximately 19% of our issued and outstanding shares of common stock, and Chardan Capital Markets, LLC beneficially owns approximately 3% of our issued and outstanding shares of our common stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers and directors have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

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

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. Our directors also serve as officers and board members for other entities. Our insiders, officers, directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination, such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

We issued an unsecured promissory note (the “Note”) to Globis SPAC LLC, or its assigns or successors in interest, providing for borrowings from time to time of up to an aggregate of $7,000,000 (such facility, the “January 2021 Loan”). The Note bears no interest and is due and payable upon the date on which we consummate our initial business combination. As of December 31, 2021, the Company has drawn an aggregate of $2,600,000 under the Note. We may choose to incur substantial additional debt to complete our business combination. However, the incurrence of debt could have a variety of negative effects, including:

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

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

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS OUTSIDE OF THE UNITED STATES

If we effect our initial business combination with a company located outside of the United States, such as FAHL, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States, such as FAHL. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

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

If we effect our initial business combination with a target business located outside of the United States, such as FAHL, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a target business, such as FAHL, located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial business combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain executive offices at 7100 W. Camino Real, Suite 302-48, Boca Raton, Florida 33433. The cost for the use of this space is included in the aggregate $10,000 per month fee we pay to an affiliate of the Sponsor for office space and administrative and support services which will be paid through the earlier of the consummation of a business combination or our liquidation. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of February 11, 2022, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such.

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

Holders

As of February 11, 2022, there was one holder of record of our units, seven holders of record of our shares of common stock and six holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on any class of our common equity to date and do not intend to pay any cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition after the completion of our initial business combination and will be at the discretion of our board of directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plan

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

There were no issuances of unregistered securities during the period covered by this Annual Report which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K filed by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report.

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

Recent Developments

Business Combination Agreement

On December 19, 2021, we entered into the Business Combination Agreement, with the Seller which provides for the consummation of the following Business Combination transactions: (a) the Company will form under the laws of the State of Nevada the New Subsidiary, change its jurisdiction of incorporation to Nevada by merging with and into the New Subsidiary such that the New Subsidiary will survive the merger, and change its jurisdiction of incorporation again by transferring by way of a redomiciliation and domesticating the New Subsidiary as a Gibraltar public company limited by shares; and (b) immediately following the effectiveness of the Redomiciliation, the Surviving Company will acquire 100% of the equity interests in FAHL from the Seller. Upon consummation of the transactions contemplated by the Business Combination, FAHL will become a wholly owned subsidiary of the Surviving Company, which will be renamed “Forafric Global PLC”.

Immediately prior to the consummation of the Business Combination, we will effect the Pre-Closing Merger and the Redomiciliation pursuant to which (i) our issued and outstanding shares of common stock will, following the Pre-Closing Merger and pursuant to the Redomiciliation, convert automatically by operation of law, on a one-for-one basis, into Ordinary Shares; (ii) our issued and outstanding redeemable warrants will automatically become redeemable warrants to acquire Ordinary Shares and (iii) each of our issued and outstanding Units that has not been previously separated into the underlying common stock and underlying warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one Ordinary Share and one redeemable warrant to acquire one Ordinary Share. No other changes will be made to the terms of any issued and outstanding warrants as a result of the Pre-Closing Merger and Redomiciliation.

The total consideration to be paid to the Seller in the Business Combination will be (i) 15,100,000 Ordinary Shares, subject to reduction to the extent that the Closing Payment (as defined below) is less than $0, provided that Seller may be issued up to 1,904,762 additional Ordinary Shares determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing; plus (ii) the Closing Payment equal to $20,000,000 minus the outstanding amount of all Funded Debt (as defined in the Business Combination Agreement) as of the Closing (other than Permitted Debt); provided that Seller may receive up to an additional $20,000,000 determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing. The Closing Payment shall be funded by remaining funds in the trust account after giving effect to any Buyer Share Redemptions (as defined in the Business Combination Agreement) and the proceeds of any potential private placement financing.

In addition to the foregoing consideration, the Seller shall be entitled to receive, as additional consideration, and without any action on behalf of the Company or the Company’s stockholders, Earnout Shares, to be issued as follows during the period from and after the Closing until the end of calendar year 2024 (A) 500,000 Earnout Shares, if, during calendar year 2022, Adjusted EBITDA (as defined in the Business Combination Agreement) of Forafric Global PLC is equal to or greater than $27,000,000, (B) 500,000 Earnout Shares, if, during calendar year 2023, Adjusted EBITDA is equal to or greater than $33,000,000, and (C) 1,000,000 Earnout Shares, if, during calendar year 2024, the Buyer Trading Price (as defined in the Business Combination Agreement) during the standard market trading hours of a trading day is greater than or equal to $16.50 for any 20 trading days within any period of 30 consecutive trading days. The Seller will also be entitled to receive, as additional consideration, and without any action on behalf of the Company or the Company’s stockholders, 20% of any cash proceeds received by the Company from the exercise of the Company’s outstanding warrants.

PIPE Subscription Agreement

In connection with the Business Combination, on December 31, 2021, the Company entered into the PIPE Subscription Agreement with the PIPE Investor pursuant to which the PIPE Investor will purchase ordinary shares of Forafric Global PLC in a private placement following the Redomiciliation and prior to the Closing. Pursuant to the PIPE Subscription Agreement, the PIPE Investor will purchase, at a purchase price of $10.50 per share, that number of PIPE Shares that will be equal to the lesser of (i) 4.99% of all issued and outstanding Ordinary Shares, after taking into account the completion of the Business Combination and all Ordinary Shares issued pursuant to the FAHL Bonds and other related subscription agreements, if any, and (ii) 1,904,761 Ordinary Shares; accordingly, the maximum aggregate amount to be paid by the PIPE Investor for the PIPE Shares is approximately $20 million. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination.

The PIPE Closing will be contingent upon, and substantially concurrent with, the Closing.

Convertible Bonds Offering

In connection with the Business Combination, between December 31, 2021 and January 3, 2022, the Bond Investors subscribed for convertible bonds of FAHL in an aggregate principal amount of $9.5 million and on January 19, 2022 an additional bond investment was made in the principal amount of $2.5 million, both in private offerings, and issued pursuant to a Bond Subscription Deed. The FAHL Bonds are unsecured obligations of FAHL and are not transferable without the consent of FAHL. FAHL currently intends to use the proceeds from the sale of the FAHL Bonds for general working capital and/or capital expenditure requirements.

Unless earlier converted or redeemed in accordance with the terms of the FAHL Bonds, the FAHL Bonds will mature and be redeemed on June 15, 2026. Interest shall accrue on the FAHL Bonds at a rate of 6% per annum and the Bond Investors are entitled to certain customary information rights.

Pursuant to the current terms of the FAHL Bonds, upon consummation of the Business Combination, the FAHL Bonds will automatically convert into ordinary shares of Forafric Global PLC at a price per share that is a 10% discount to the PIPE Investment, subject to certain adjustments. The number of Ordinary Shares will be equal to the quotient that results from dividing the aggregate principal amount of the respective FAHL Bond by $9.45, subject to certain adjustments.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and to search for a Business Combination and activities in connection with the proposed acquisition of FAHL. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net loss of $2,670,676, which consisted of general and administrative expenses of $2,678,514, offset by interest income of $7,838.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Securities, a total of $116,150,000 was placed in the Trust Account. We incurred $6,541,841 in transaction costs, including $2,300,000 of underwriting fees, $4,025,000 representing 402,500 shares of common stock issued, which the underwriters are entitled to receive upon the consummation of a Business Combination (the “equity participation shares”) and $216,841 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $1,622,560. Net loss of $2,670,676 was affected by interest earned on marketable securities held in the Trust Account of $7,838. Changes in operating assets and liabilities provided $1,055,954 of cash for operating activities.

For the period from August 21, 2020 (inception) through December 31, 2020, cash used in operating activities was $307,591. Net loss of $89,886 was affected by changes in operating assets and liabilities, which used $217,705 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $117,307,838. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $29,508. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 11, 2021, we issued an unsecured promissory note (the “Note”) to Globis SPAC LLC that permits us to borrow from time to time up to $1,000,000 from Globis SPAC LLC or its assignees or successors. On various dates throughout the year ended December 31, 2021, the note was amended to allow borrowings of up to $5,000,000 and in January 2022, the Note was further amended to increase the principal amount of the Note to $7,000,000. The Note is non-interest bearing and payable upon the consummation of a Business Combination. As of December 31, 2021, the total amount outstanding under the Working Capital Loans was $2,600,000.

We currently do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of undertaking in-depth due diligence and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

We recognize changes in redemption value as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of $3,666,841. Subsequently, we recognized accretion from adjusted book value to redemption amount value of $1,150,000. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 shares of common stock in the aggregate. As of December 31, 2021 and 2020, we did not have any other dilutive securities or other agreements that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Paul Packer	50	Chief Executive Officer, Chief Financial Officer and Director
Claude Benitah	72	Director
Michael A. Ferguson	51	Director
John M. Horne	54	Director

Paul Packer

Paul Packer has been our Chief Executive Officer, Chief Financial Officer and a Director since inception. Mr. Packer has served as the Managing Member of Globis Capital Advisors LLC, an investment advisory firm, since founding the firm in 2001. Since October 2017, Mr. Packer has served as Chairman of The United States Commission for the Preservation of America’s Heritage Abroad, when he was first appointed by President Donald J. Trump. He has served on the board of directors of Zedge, Inc. (NYSE AMERICAN: ZDGE), a provider of content distribution platforms, since April 2020. Mr. Packer also serves as a director on the board of Elementor Ltd., a privately held company that offers an intuitive, front-end site builder for WordPress. Previously, he served on the boards of directors of Wakingapp Ltd., an augmented reality technology company, from October 2014 until its sale to Scope AR in October 2019 and Penguin Digital, Inc., a mobile application developer, before it was acquired by Shutterfly Inc. in 2012. Mr. Packer received a B.A. from Yeshiva University. We believe Mr. Packer’s extensive knowledge of the capital markets, corporate finance, and public company governance practices as a result of his investment experience, together with his significant board experience at companies in the technology sector, makes him well-qualified to serve on our board of directors.

Claude Benitah

Claude Benitah has served as a Director since immediately prior to the Initial Public Offering. Mr. Benitah has more than 35 years’ duty free and travel retail experience, including extensive experience in African markets. He currently serves as a consultant to public and private companies advising on, among other things, optimization of production, procurement, budgeting, and strategy formation. He has served as a Senior Advisor to Africa Projects Corporation since January 2017, a Management Advisor to TAXFRY AFRICA since 2012 and Manager at Duty Free Africa since 2010. Previously, he served as a Manager of Worldwide Development at Flemingo Duty Free, an operator of duty free stores across the world in airports and seaports of various sizes. Prior to that, from 2001 to 2009, Mr. Benitah served as the Chief Executive Officer of Saresco Afrique, an owner and operator of Duty Free shops in Western and Central Africa. He also previously held several senior positions at SAGA Group, a provider of global transportation and logistics services. We believe Mr. Benitah’s more than three decades of experience in international duty free and travel retail, including his extensive experience developing multimodal transportation logistic strategies and overseeing and advising on supply chain organization and management makes him well-qualified to serve on our board of directors.

The Honorable Michael A. Ferguson

Michael Ferguson has served as a Director since immediately prior to the Initial Public Offering. He is currently a senior advisor at BakerHostetler, where he serves as the leader of their Federal Policy team since joining the firm in June 2016. Prior to this, Mr. Ferguson founded and served as the chief executive officer and chairman of Ferguson Strategies, LLC, a government affairs and strategic business consulting firm, from January 2009 until June 2016. From 2001 to January 2009, he served in the U.S. House of Representatives, representing New Jersey’s 7th congressional district. While in Congress, he was a member of the House Energy and Commerce Committee, which has wide jurisdiction over the healthcare, telecommunications and energy industries. He served as vice chairman of the panel’s Health Subcommittee, where he became a key member on health care issues and helped to ensure passage of the Medicare Part D prescription drug benefit in 2003. In addition, he served as a member of the Telecommunications and Internet Subcommittee as well as the Oversight and Investigations Subcommittee. Mr. Ferguson was also a member of the House Financial Services Committee, where he cosponsored the Sarbanes-Oxley Act of 2002 and helped enact the initial terrorism risk insurance law. Mr. Ferguson was the former chairman of the Board of Commissioners of the New Jersey Sports and Exhibition Authority and also serves as a senior fellow of the Center for Medicine in the Public Interest’s Odyssey Initiative for Biomedical Innovation and Human Health. Since April 2015, he has served on the Board of Directors of NanoVibronix, Inc. (NASDAQ: NAOV Previously, he served as the Chairman of the Board of Ohr Pharmaceutical Inc. (n/k/a Neubase Therapeutics Inc. (NASDAQ: NSBE)) from May 2017 until its merger with Neubase Therapeutics Inc. in July 2019. He has also served on various corporate advisory boards and committees, including for Pfizer, Inc., the National Italian American Foundation and the United States Golf Association. Mr. Ferguson received a B.A. in government from the University of Notre Dame and a Master of Public Policy degree with a specialization in education policy from Georgetown University. We believe Mr. Ferguson’s extensive experience in government affairs, including regulatory and policymaking initiatives across a wide range of sectors and industries, acquired through his service as a U.S. Congressman, together with his expertise in business strategy and development, makes him well-qualified to serve on our board of directors.

John M. Horne

John Horne has served as a Director since immediately prior to the Initial Public Offering. He is an entrepreneur and venture capitalist. Over the past twenty-five years, Mr. Horne has had a diverse career in both the private and public sectors, including recently serving as both Deputy Assistant to President Donald J. Trump and Deputy Chief of Staff to Vice President Michael R. Pence from May 2018 to October 2019. In addition, in September 2019, President Trump nominated Mr. Horne to become a member of The United States Commission for the Preservation of America’s Heritage Aboard, where he continues to serve. Mr. Horne is also the founder and President of multiple successful private companies, and has served as President of Zurmos, Inc., a consulting company which focuses on providing U.S. and International companies with strategic international market sector analyzes, strategic expansion plans, risk and political stability assessments and international government affairs plans, since founding the company in December 2006. Mr. Horne has significant political experience, including serving as a Member of the Executive Roundtable of the Republican Governors Association since its inception in 2009, serving as a Senior Advisor to Governor Mike Huckabee during the 2008 Presidential campaign and working with the Trump Presidential Finance and Transition and Inaugural Committees. He has also served as a Senior Advisor to Secretary of Commerce Don Evans and was appointed by President George W. Bush to serve as the Executive Director of Export Assistance and Business Outreach for the International Trade Administration. Mr. Horne holds a MBA degree from the University of Arkansas, a finance degree from the University of Tulsa, and studied international business at the University of Salzburg, Austria. We believe Mr. Horne’s experience as a successful entrepreneur and his expertise in international strategic market analysis and risk assessment, coupled with his significant experience in public service, including serving in senior advisory capacities to elected officials, makes him well-qualified to serve on our board of directors.

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

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Director Independence

Nasdaq requires that a majority of our board of directors be composed of “independent” directors. Currently, that Messrs. Benitah, Ferguson and Horne are each considered an “independent director” under the Nasdaq listing rules.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

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

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. We have established an audit committee of the board of directors consisting of Messrs. Benitah, Ferguson and Horne, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ferguson is the Chairperson of the audit committee. Each member of the audit committee is financially literate and the board of directors has determined that Mr. Ferguson qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s duties, which are specified in the Audit Committee Charter, include, but are not limited to:

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

●

approving reimbursement of expenses incurred by our management team in identifying potential target businesses; and

discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

The audit committee is governed by a charter that complies with the rules of the Nasdaq.

Compensation Committee

Our board of directors has established a compensation committee. The members of the compensation committee consist of Messrs. Benitah, Ferguson and Horne, each of whom is an independent director under Nasdaq’s listing standards. Mr. Benitah is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in the Compensation Committee Charter, include, but are not limited to:

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. We have filed a copy of our Code of Ethics as an exhibit to our registration statement relating to our Initial Public Offering. Our Code of Ethics and the charters of the committees of our board of directors may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities t(“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, the Reporting Persons timely filed all such reports.

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of such out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. We reimburse Globis SPAC LLC, an affiliate of Mr. Packer, $10,000 per month for office space, secretarial and administrative support, as discussed below under Part III, Item 13. – Certain Relationships and Related Transactions, and Director Independence – Administrative Support Agreement. However, our arrangement with Globis SPAC LLC is solely for our benefit and is not intended to provide to our executive officers or directors compensation in lieu of a salary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 11, 2022, by:

●	each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to be a beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and dispositivet power with respect to the shares beneficially owned and each stockholder’s address is c/o Globis Acquisition Corp., Corp., 7100 W. Camino Real, Suite 302-48, Boca Raton, Florida 33433.   The percentages below are calculated based on 15,050,833 shares of common stock outstanding as of February 11, 2022 and excludes shares of common stock issuable upon exercise of the Private Warrants and the Private Placement Warrants, as such Warrants are not exercisable within 60 days of February 11, 2022 and are contingent upon the Closing of the Business Combination.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percentage of Outstanding Shares of Common Stock
Directors and Named Executive Officers:
Paul Packer	2,830,000	(1)	18.8%
Claude Benitah	15,000		*
Michael A. Ferguson	15,000		*
John M. Horne	15,000		*
All current directors and executive officers as a group (four individuals)	2,875,000		19.1%
5% Stockholders:
Polar Asset Management Partners Inc.(2)	950,000		6.3%
Hudson Bay Capital Management LP(3)	800,000		5.3%
Weiss Asset Management LP(4)	950,000		6.3%
Globis SPAC LLC(5)	2,830,000		18.8%

(1) Represents securities directly held by Globis SPAC LLC, of which Mr. Packer is the manager.

(2) Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles. The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(3) Hudson Bay Capital Management LP serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, Hudson Bay Capital Management LP may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of these securities. The business address of each of Hudson Bay Capital Management LP and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, NY 10017.

(4)Weiss Asset Management LP is the sole investment manager to a private investment partnership, (the “Partnership”) and a private investment fund (“Fund”). WAM GP LLC is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP LLC. Shares reported as beneficially owned by WAM GP LLC, Andrew Weiss and Weiss Asset Management LP include shares beneficially owned by the Partnership and the Fund. Each of WAM GP LLC, Weiss Asset Management LP, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The business address of the each of Weiss Asset Management LP, WAM GP LLC and Andrew Weiss is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(5) Mr. Packer, our Chief Executive Officer, Chief Financial Officer and a director, may be deemed to control Globis SPAC LLC and have sole voting and dispositive power such securities.

Changes in Control

A change of control will result if and when the Business Combination with FAHL is consummated, as described in “Item1. Business” above.

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

Private Placements

Our sponsors purchased from us an aggregate of 4,188,889 private warrants in a private placement that closed simultaneously with the closing of the Initial Public Offering. Among the private warrants purchased by our sponsors, 3,688,889 warrants were purchased by Globis SPAC LLC (and/or its designees) at a purchase price of $0.75 per warrant and 500,000 warrants were purchased by Up and Up Capital, LLC at a purchase price of $0.75 per warrant, or $3,141,667 in the aggregate. In addition, Up and Up Capital, LLC purchased an aggregate of 100,833 placement units at a purchase price of $10.00 per unit, or $1,008,333 in the aggregate. A portion of the proceeds we received from these purchases equal to $3,450,000 was placed in the trust account such that at least $10.20 per share sold to the public in the Initial Public Offering is held in trust.

Related Party Loans

On January 11, 2021, we issued the Note to Globis SPAC LLC, or its assignees or successors in interest, providing for borrowings from time to time of up to an aggregate of $1,000,000. The Note bears no interest and is due and payable upon the date on which we consummate our initial business combination.

On April 28, 2021, the Note was amended to terminate the option for a holder to convert the amount outstanding under the Note into Private Warrants. Through December 31, 2021, the Note was amended to increase the principal amount of the Note from $1,000,000 to $5,000,000. In January 2022, the Note was further amended to increase the principal amount of the Note to $7,000,000

On various dates during the year ended December 31, 2021, we drew a total of $1,450,000 under the Note for working capital purposes, in accordance with the terms of the Note.

On December 10, 2021, we drew down $1,150,000 under the Note in order to extend the period of time we have to complete our Business Combination from December 15, 2021 to March 15, 2022. The proceeds from the draw down were deposited into our Trust Account.

As of December 31, 2021, the total amount outstanding under the Note amounted to $2,600,000

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020 totaled $52,225 and $65,840, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

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

Tax Fees. We were billed $7,725 and $0 for the preparation of tax returns by Marcum returns for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 10, 2020, by and among the Company and Chardan Capital Markets, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
2.1††	Business Combination Agreement, entered into as of December 19, 2021, by and among Globis Acquisition Corp., Seller and FAHL (incorporated by reference to Exhibit 2.1 of Globis’ Form 8-K (File No. 001-39786 ), filed with the SEC on December 20, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
4.4	Warrant Agreement, dated December 10, 2020, between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on 10-K filed with the SEC on March 31, 2021).
10.1	Letter Agreement, dated December 10, 2020, among the Company, the Sponsors, Chardan Capital Markets, LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.2	Investment Management Trust Agreement, dated December 10, 2020, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.3	Stock Escrow Agreement, dated December 10, 2020 between the Sponsors, Chardan Capital Markets, LLC and VStock Transfer, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.4	Registration Rights Agreement, dated December 10, 2020, between the Company and the Sponsors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020.
10.5	Subscription Agreement between the Company and Globis SPAC LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
10.6	Amendment No. 1 to Subscription Agreement between the Company and Globis SPAC LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
10.7	Subscription Agreement between the Company and Up and Up Capital, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
10.8	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and Globis SPAC LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.9	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and Up and Up Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.10	Unit Subscription Agreement, dated December 10, 2020, between the Company and Up and Up Capital, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.11†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020).
10.12†	Administrative Services Agreement, dated December 10, 2020, between the Company and an affiliate of Globis SPAC LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).
10.13	Promissory Note, dated January 11, 2021, issued to Globis SPAC LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
10.14	Amendment No. 1 to Promissory Note, dated April 28, 2021, issued to Globis SPAC LLC(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2021).
10.15	Amendment No. 2 to Promissory Note, dated July 19, 2021, issued to Globis SPAC LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021).
10.16	Amendment No. 3 to Promissory Note, dated October 13, 2021, issued to Globis SPAC LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).
10.17††	Subscription Agreement, dated December 31, 2021 between the Company and ALM Venture Capital S.a.r.l, SPF (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).
10.18	Bond Subscription Deed, dated December 31, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).
10.19	Acknowledgement pursuant to Bond Subscription Deed, dated December 31, 2021(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).
10.20	Amendment No. 4 to Promissory Note, dated December 29, 2021, issued to Globis SPAC LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).
10.21	Amendment No. 5 to Promissory Note, dated January 27, 2022, issued to Globis SPAC LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on January 31, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 7, 2020.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
†	Management contract or compensation plan or arrangement.
††	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2022

GLOBIS ACQUISITION CORP.

By:	/s/ Paul Packer
Name:	Paul Packer
Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Paul Packer	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 11, 2022
Paul Packer

*	Director	February 11, 2022
Claude Benitah

*	Director	February 11, 2022
Michael A. Ferguson

*	Director	February 11, 2022
John M. Horne

*/s/ Paul Packer
Paul Packer
Attorney-in-Fact

GLOBIS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Globis Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Globis Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Melville, NY

February 11, 2022

GLOBIS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$29,508	$202,068
Prepaid expenses	89,333	283,333
Total Current Assets	118,841	485,401

Marketable securities held in Trust Account	117,307,838	116,150,000
TOTAL ASSETS	$117,426,679	$116,635,401

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities - Accounts payable and accrued expenses	$927,582	$65,628
Promissory note – related party	2,600,000	—
TOTAL LIABILITIES	3,527,582	65,628

Commitments and Contingencies

Common stock subject to possible redemption 11,500,000 shares at redemption value at December 31, 2021 and 2020	117,300,000	116,150,000

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,833 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at December 31, 2021 and 2020	355	355
Additional paid-in capital	—	509,304
Accumulated deficit	(3,401,258)	(89,886)
Total Stockholders’ (Deficit) Equity	(3,400,903)	419,773
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$117,426,679	$116,635,401

The accompanying notes are an integral part of the financial statements.

GLOBIS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 21, 2020 (Inception) through December 31,
	2021	2020
General and administrative expenses	$2,678,514	$89,886
Loss from operations	(2,678,514)	(89,886)

Other income:
Interest earned on marketable securities held in Trust Account	7,838	—

Net loss	$(2,670,676)	$(89,886)

Basic and diluted weighted average shares outstanding, Redeemable common stock	11,500,000	1,520,661

Basic and diluted net loss per share, Redeemable common stock	$(0.18)	$(0.02)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,550,883	2,658,912

Basic and diluted net loss per share, Non-redeemable common stock	$(0.18)	$(0.02)

The accompanying notes are an integral part of the financial statements.

GLOBIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – August 21, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsors	3,047,500	305	26,195	—	26,500

Sale of 100,833 Placement Units	100,833	10	1,008,320	—	1,008,330

Sale of 4,188,889 Private Warrants	—	—	3,141,670	—	3,141,670

Equity participation shares	402,500	40	(40)	—	—

Accretion for common stock to redemption amount	—	—	(3,666,841)	—	(3,666,841)

Net loss	—	—	—	(89,886)	(89,886)

Balance – December 31, 2020 (Restated)	3,550,833	$355	$509,304	$(89,886)	$419,773

Accretion for common stock to redemption amount	—	—	(509,304)	(640,696)	(1,150,000)

Net loss	—	—	—	(2,670,676)	(2,670,676)

Balance – December 31, 2021	3,550,833	$355	$—	$(3,401,258)	$(3,400,903)

The accompanying notes are an integral part of the financial statements.

GLOBIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 21, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,670,676)	$(89,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,838)	—
Changes in operating assets and liabilities:	—	—
Prepaid expenses	194,000	(283,333)
Accounts payable and accrued expenses	861,954	65,628
Net cash used in operating activities	(1,622,560)	(307,591)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000)	(116,150,000)
Net cash used in investing activities	(1,150,000)	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsors	—	26,500
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Placement Units	—	1,008,330
Proceeds from sale of Private Warrants	—	3,141,670
Proceeds from promissory note – related party	2,600,000	—
Advances from related party	—	50,000
Repayment of advances from related party	—	(50,000)
Payment of offering costs	—	(216,841)
Net cash provided by financing activities	2,600,000	116,659,659

Net Change in Cash	(172,560)	202,068
Cash – Beginning of period	202,068	—
Cash – End of period	$29,508	$202,068

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$116,150,000
Accretion of common stock subject to possible redemption	$1,150,000	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. The underwriters have also agreed to vote their equity participation shares and any public shares they own in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company initially had until December 15, 2021 to complete a Business Combination. The Company may, by resolution of the board of directors if requested by Globis SPAC LLC, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (up until June 15, 2022), subject to the deposit of additional funds into the Trust Account by one or both of the Sponsors or their affiliates or designees (the “Combination Period”). The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, in order for the time available for the Company to consummate a Business Combination to be extended, one or both of the Sponsors or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per Unit, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to the Company upon completion of a Business Combination.

On December 10, 2021, the Company drew down $1,150,000 under an unsecured Note (as defined below) that was previously issued to Globis SPAC LLC. The proceeds from the draw down were deposited into the Company’s Trust Account in order to extend the period of time the Company has to complete its Business Combination from December 15, 2021 to March 15, 2022. The Company’s stockholders were not entitled to vote on or redeem their shares in connection with such extension. The Note does not bear interest and matures upon closing of a Business Combination by the Company.

If the Company is unable to complete a Business Combination within the Combination Period and the stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares and Placement Shares have agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their liquidation rights with respect to the equity participation shares (see Note 6) in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.20).

In order to protect the amounts held in the Trust Account, the Sponsors will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2021, the Company had cash of $29,508 held outside of the Trust Account, $117,307,838 held in the Trust Account to be used for a Business Combination, and adjusted working capital deficit of $3,400,903, which excludes $7,838 of franchise taxes payable.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business following its issuance of an unsecured promissory note on January 11, 2021 (the “Note”) to Globis SPAC LLC, or its assigns or successors in interest (the “Lender”), providing for borrowings from time to time of up to an aggregate of $1,000,000. Through December 31, 2021, the Note was amended to increase the principal amount to $5,000,000 and in January 2022, the Note was further amended to increase the principal amount of the Note to $7,000,000. None of the Sponsors, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until March 15, 2022 (approved extension date) to consummate a Business Combination (or June 15, 2022 if the Company extends the period of time to consummate a Business Combination by an additional three months). There is no assurance that the Company will be able to do so prior to March 15, 2022 (approved extension date or June 15, 2022 if the Company extends the period of time to consummate a Business Combination by an additional three months).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2021 and 2020, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common Stock issuance costs	(2,516,841)
Plus:
Accretion of carrying value to redemption value	3,666,841
Common Stock subject to possible redemption, December 31, 2020	116,150,000
Plus:
Accretion of carrying value to redemption value	1,150,000
Common Stock subject to possible redemption, December 31, 2021	$117,300,000

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, as described in Note 4, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 Common Stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

			For the Period from August 21,
	Year Ended		2020 (Inception) Through
	December 31, 2021		December 31, 2020
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(2,040,603)	$(630,073)	$(32,703)	$(57,183)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,550,833	1,520,661	2,658,912

Basic and diluted net loss per common stock	$(0.18)	$(0.18)	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature (see Note 9).

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

In February 2021, the Sponsor transferred an aggregate of 45,000 Founder Shares to three of the Company’s director nominees. In December 2021, the Sponsor transferred an aggregate 60,000 common stock purchase warrants to three of the Company’s director nominees.

The transfer of the Founders Shares and common stock purchase warrants to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 45,000 shares transferred to the Company’s director nominees in February 2021 was $345,455 or $7.68 per share. The fair value of the 60,000 common stock purchase warrants transferred to the Company’s director nominees in December 2021 was $39,510 or $0.6585 per share. The Founders Shares and common stock purchase warrants were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares and common stock purchase warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020, the effective date of the Initial Public Offering, to pay an affiliate of Globis SPAC LLC a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $5,000 in fees for these services, of which $5,000 is included in accrued expenses in the accompanying balance sheets at December 31, 2021 and 2020.

Advances from Related Party

As of December 2, 2020, the Sponsor advanced the Company $50,000 to fund certain offering costs in connection with the Initial Public Offering. The outstanding balance under these advances was repaid upon the closing of the Initial Public Offering on December 15, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest.

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

On December 29, 2021, the Note was amended to increase the principal amount of the Note to $5,000,000.

On January 27, 2022, the Note was amended to increase the principal amount of the Note to $7,000,000.

On various dates during the year ended December 31, 2021, the Company drew a total of $1,450,000 under the Note for working capital purposes, in accordance with the terms of the Note.

On December 10, 2021, the Company drew down $1,150,000 under the Note in order to extend the period of time the Company has to complete its Business Combination from December 15, 2021 to March 15, 2022. The proceeds from the draw down were deposited into the Company’s Trust Account.

As of December 31, 2021, the total amount outstanding under the Note amounted to $2,600,000.

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

Forafric Agro Holdings Limited Business Combination Agreement

On December 19, 2021, the Company entered into a Securities Purchase Agreement (the “Business Combination Agreement”), by and among the Company, Forafric Agro Holdings Limited, a Gibraltar private company limited by shares (“FAHL”), and Lighthouse Capital Limited, a Gibraltar private company limited by shares (the “Seller”). The Business Combination Agreement provides for the consummation of the following transactions (collectively, the “FAHL Business Combination”): (a) the Company will form under the laws of the State of Nevada a wholly-owned subsidiary of the Company (the “New Subsidiary”), change its jurisdiction of incorporation to Nevada by merging with and into the New Subsidiary such that the New Subsidiary will survive the merger (the “Surviving Company”) (the “Pre-Closing Merger”), and change its jurisdiction of incorporation again by transferring by way of a redomiciliation and domesticating the New Subsidiary as a Gibraltar public company limited by shares (the “Redomiciliation”); and (b) immediately following the effectiveness of the Redomiciliation, the Surviving Company will acquire 100% of the equity interests in FAHL from the Seller. Upon consummation of the transactions contemplated by the FAHL Business Combination, FAHL will become a wholly owned subsidiary of the Surviving Company, which will be renamed “Forafric Global PLC”.

Immediately prior to the consummation of the FAHL Business Combination (the “Closing”), the Company will effect the Pre-Closing Merger and the Redomiciliation pursuant to which (i) the issued and outstanding shares of common stock of the Company, will, following the Pre-Closing Merger and pursuant to the Redomiciliation, convert automatically by operation of law, on a one-for-one basis, into ordinary shares, nominal value $0.001 per share, of Forafric Global PLC (“Ordinary Shares”); (ii) the issued and outstanding redeemable warrants of the Company will automatically become redeemable warrants to acquire Ordinary Shares and (iii) each issued and outstanding unit of the Company that has not been previously separated into the underlying Common Stock and underlying warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one Ordinary Share and one redeemable warrant to acquire one Ordinary Share.

The total consideration to be paid to the Seller in the FAHL Business Combination will be (i) 15,100,000 Ordinary Shares, subject to reduction to the extent that the Closing Payment (as defined below) is less than $0, provided that Seller may be issued up to 1,904,762 additional Ordinary Shares determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing; plus (ii) an amount (the “Closing Payment”) equal to $20,000,000 minus the outstanding amount of all Funded Debt (as defined in the Business Combination Agreement) as of the Closing (other than Permitted Debt); provided that Seller may receive up to an additional $20,000,000 determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing. The Closing Payment shall be funded by remaining funds in the trust account after giving effect to any Buyer Share Redemptions (as defined in the Business Combination Agreement) and the proceeds of any potential private placement financing.

In addition to the foregoing consideration, the Seller shall be entitled to receive, as additional consideration, and without any action on behalf of the Company or the Company’s stockholders, additional Ordinary Shares (the “Earnout Shares”), to be issued as follows during the period from and after the Closing until the end of calendar year 2024 (A) 500,000 Earnout Shares, if, during calendar year 2022, Adjusted EBITDA (as defined in the Business Combination Agreement) of the Company is equal to or greater than $27,000,000, (B) 500,000 Earnout Shares, if, during calendar year 2023, Adjusted EBITDA of the Company is equal to or greater than $33,000,000, and (C) 1,000,000 Earnout Shares, if, during calendar year 2024, the Buyer Trading Price (as defined in the Business Combination Agreement) during the standard market trading hours of a trading day is greater than or equal to $16.50 for any 20 trading days within any period of 30 consecutive trading days. The Seller will also be entitled to receive, as additional consideration, and without any action on behalf of the Company or the Company’s stockholders, 20% of any cash proceeds received by the Company from the exercise of the Company’s outstanding warrants.

PIPE Subscription Agreement

In connection with the FAHL Business Combination, on December 31, 2021, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) with an accredited investor (the “PIPE Investor”) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investor will purchase ordinary shares of Forafric Global PLC in a private placement following the Redomiciliation and prior to the Closing. Pursuant to the PIPE Subscription Agreement, the PIPE Investor will purchase, at a purchase price of $10.50 per share, a number of ordinary shares of Forafric Global PLC (the “PIPE Shares”) that will be equal to the lesser of (i) 4.99% of all issued and outstanding ordinary shares, after taking into account the completion of the FAHL Business Combination and all ordinary shares issued pursuant to the FAHL Bonds (defined below) and other related subscription agreements, if any, and (ii) 1,904,761 ordinary shares (the “PIPE Investment”); accordingly, the maximum aggregate amount to be paid by the PIPE Investor for the PIPE Shares is approximately $20 million. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the FAHL Business Combination.

The closing of the sale of the PIPE Shares (the “PIPE Closing”) will be contingent upon the substantially concurrent with the Closing.

Convertible Bonds Offering

In connection with the FAHL Business Combination, between December 31, 2021 and January 3, 2022, affiliates (each a “Bond Investor”) of the Sponsors, subscribed for convertible bonds of FAHL, as issuer (the “Bonds Issuer”), in an aggregate principal amount of $9.5 million (the “FAHL Bonds”) and on January 19, 2022 an additional bond investment was made in the principal amount of $2.5 million, both in private placements, and issued pursuant to a Bond Subscription Deed (the “Bond Subscription Deed”), among the Bonds Issuer, the Seller and the Bond Investors. The FAHL Bonds are unsecured obligations of the Bonds Issuer and are not transferable without the consent of the Bonds Issuer (such consent not to be unreasonably withheld). The Bonds Issuer intends to use the proceeds from the sale of the FAHL Bonds for general working capital and/or capital expenditure requirements.

Unless earlier converted or redeemed in accordance with the terms of the FAHL Bonds, the FAHL Bonds will mature and be redeemed on June 15, 2026. Interest shall accrue on the FAHL Bonds at a rate of 6% per annum and the Bond Investors are entitled to certain customary information rights.

Pursuant to the current terms of the FAHL Bonds, upon consummation of the FAHL Business Combination, the FAHL Bonds will automatically convert into ordinary shares of Forafric Global PLC at at a price per share that is a 10% discount to the PIPE Investment, subject to certain adjustments. The number of ordinary shares will be equal to the quotient that results from dividing the aggregate principal amount of the respective FAHL Bond by $9.45, subject to certain adjustments.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On December 10, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 3,550,833 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$43,241	$2,586
Startup and organizational costs	508,491	16,290
Total deferred tax assets	551,740	18,876
Valuation allowance	(551,740)	(18,876)
Deferred tax assets, net valuation allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(532,864)	(18,876)

State and Local
Current	$—	$—
Deferred	—	—

Change in valuation allowance	532,864	18,876
Income tax provision	$—	$—

As of December 31, 2021, the Company had $205,946 of U.S. federal net operating loss carryovers available to offset future taxable income. Federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $532,864 and $18,876, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Business combination expense	(1.0)%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$117,307,838	$116,150,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In January 2022, the Company increased the principal amount available under the Note (as defined in Note 1 under Liquidity) to $7,000,000.

