Form 10-Q
period 2022-03-31
Globis Acquisition Corp.
filed 2022-05-13
CIK 1823383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-39786

GLOBIS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2703418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 W. Camino Real, Suite 302-48
Boca Raton, Florida	33433
(Address of principal executive offices)	(Zip Code)

(212) 847-3248
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

As of May 13, 2022, there were 15,050,833 shares of common stock, $0.0001 par value per share, outstanding.

GLOBIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBIS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$210	$29,508
Prepaid expenses	82,458	89,333
Total Current Assets	82,668	118,841

Marketable securities held in Trust Account	118,467,492	117,307,838
TOTAL ASSETS	$118,550,160	$117,426,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$1,379,934	$927,582
Promissory note – related party	4,327,300	2,600,000
TOTAL LIABILITIES	5,707,234	3,527,582

Commitments and Contingencies

Common stock subject to possible redemption 11,500,000 shares at redemption value at March 31, 2022 and December 31, 2021	118,450,000	117,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,833 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	355	355
Additional paid-in capital	—	—
Accumulated deficit	(5,607,429)	(3,401,258)
Total Stockholders’ Deficit	(5,607,074)	(3,400,903)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,550,160	$117,426,679

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$1,065,825	$366,035
Loss from operations	(1,065,825)	(366,035)

Other income:
Interest earned on marketable securities held in Trust Account	9,654	2,076

Net loss	$(1,056,171)	$(363,959)

Basic and diluted weighted average shares outstanding, Redeemable common stock	11,500,000	11,500,000

Basic and diluted net loss per share, Redeemable common stock	$(0.07)	$(0.02)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,550,883	3,550,833

Basic and diluted net loss per share, Non-redeemable common stock	$(0.07)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,550,833	$355	$—	$(3,401,258)	$(3,400,903)

Remeasurement of common stock subject to redemption	—	—	—	(1,150,000)	(1,150,000)

Net loss	—	—	—	(1,056,171)	(1,056,171)

Balance – March 31, 2022	3,550,833	$355	$—	$(5,607,429)	$(5,607,074)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	3,550,833	$355	$509,304	$(89,886)	$419,773

Net loss	—	—	—	(363,959)	(363,959)

Balance – March 31, 2021	3,550,833	$355	$509,304	$(453,845)	$55,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBIS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,056,171)	$(363,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,654)	(2,076)
Changes in operating assets and liabilities:
Prepaid expenses	6,875	(1,955)
Accounts payable and accrued expenses	452,352	94,022
Net cash used in operating activities	(606,598)	(273,968)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000)	—
Net cash used in investing activities	(1,150,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,727,300	150,000
Repayment of promissory note – related party	—	(50,000)
Net cash provided by financing activities	1,727,300	100,000

Net Change in Cash	(29,298)	(173,968)
Cash – Beginning of period	29,508	202,068
Cash – End of period	$210	$28,100

Non-Cash investing and financing activities:
Remeasurement of common stock subject to possible redemption	$1,150,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company has one wholly owned subsidiary, Globis NV Merger Corp., which was incorporated in the State of Nevada on January 5, 2022.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, search for a Business Combination and activities in connection with the proposed acquisition of Forafric Agro Holdings Limited, a Gibraltar private company limited by shares (“FAHL”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account.

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

Following the closing of the Initial Public Offering on December 15, 2020, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”), located in the United States and held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax or dissolution obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. The underwriters have also agreed to vote their equity participation shares and any public shares they own in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company initially had until December 15, 2021 to complete a Business Combination. The Company may, by resolution of the board of directors if requested by Globis SPAC LLC, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (up until June 15, 2022), subject to the deposit of additional funds into the Trust Account by one or both of the Sponsors or their affiliates or designees (the “Combination Period”). The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, in order for the time available for the Company to consummate a Business Combination to be extended, one or both of the Sponsors or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposited $1,150,000 for each three month extension into the trust account ($0.10 per Unit, an aggregate of $2,300,000), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to the Company upon completion of a Business Combination.

On December 10, 2021, the Company drew down $1,150,000 under an unsecured Note (as defined below) that was previously issued to Globis SPAC LLC. The proceeds from the draw down were deposited into the Company’s Trust Account in order to extend the period of time the Company has to complete its Business Combination from December 15, 2021 to March 15, 2022. On March 7, 2022, the Company drew down an additional $1,150,000 under the unsecured Note. The proceeds from the draw down were deposited into the Company’s Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 15, 2022 to June 15, 2022. The Company’s stockholders were not entitled to vote on or redeem their shares in connection with such extensions. The Note does not bear interest and matures upon closing of a Business Combination by the Company.

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

The holders of the Founder Shares and Placement Shares have agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their liquidation rights with respect to the equity participation shares (see Note 6) in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per share value deposited into the Trust Account ($10.30).

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsors will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.30 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2022, the Company had cash of $210 held outside of the Trust Account and an adjusted working capital deficit of $5,607,074, which excludes $17,492 of interest earned on the Trust Account to pay franchise taxes.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business following its issuance of an unsecured promissory note on January 11, 2021, as amended (the “Note”) to Globis SPAC LLC (the “Lender”), providing for borrowings from time to time of up to an aggregate of $1,000,000. Through March 31, 2022, the Note was amended to increase the principal amount to $7,000,000. None of the Sponsors, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until June 15, 2022 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to June 15, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 11, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, January 1, 2021	$116,150,000
Plus:
Remeasurement of Class A common stock subject to redemption	1,150,000
Common stock subject to possible redemption, December 31, 2021	117,300,000
Plus:
Remeasurement of Class A common stock subject to redemption	1,150,000
Common stock subject to possible redemption, March 31, 2022	$118,450,000

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

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s operational costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 0%, which differs from the expected income tax rate mainly due to the start-up costs (discussed above) which are not currently deductible and permanent differences associated with Business Combination expenses and the valuation allowance on net operating losses.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, as described in Note 5, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 shares of common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(806,996)	$(249,175)	$(278,093)	$(85,866)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,550,833	11,500,000	3,550,833

Basic and diluted net loss per share of common stock	$(0.07)	$(0.07)	$(0.02)	$(0.02)

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

In February 2021, the Sponsor transferred an aggregate of 45,000 Founder Shares to three of the Company’s directors. In December 2021, the Sponsor transferred an aggregate 60,000 common stock purchase warrants to three of the Company’s directors.

The transfer of the Founders Shares and common stock purchase warrants to the Company’s directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 45,000 Founder Shares transferred to the Company’s directors in February 2021 was $345,455 or $7.68 per share. The fair value of the 60,000 common stock purchase warrants transferred to the Company’s directors in December 2021 was $39,510 or $0.6585 per share. The Founders Shares and common stock purchase warrants were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares and common stock purchase warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020, the effective date of the Initial Public Offering, to pay an affiliate of Globis SPAC LLC a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in fees for these services. At March 31, 2022 and December 31, 2021, $5,000 is reflected in accrued expenses related to this agreement.

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

During the year ended December 31, 2021, the Note was amended to increase the principal amount to $5,000,000.

On January 27, 2022, the Note was amended to increase the principal amount to $7,000,000.

On various dates during the year ended December 31, 2021, the Company drew down a total of $1,450,000 under the Note for working capital purposes, in accordance with the terms of the Note.

On December 10, 2021, the Company drew down $1,150,000 under the Note in order to extend the period of time the Company had to complete its Business Combination from December 15, 2021 to March 15, 2022. The proceeds from the draw down were deposited into the Company’s Trust Account.

On various dates during the three months ended March 31, 2022, the Company drew down a total of $577,300 under the Note for working capital purposes, in accordance with the terms of the Note.

On March 7, 2022, the Company drew down $1,150,000 under the Note in order to extend the period of time the Company has to complete its Business Combination from March 15, 2022 to June 15, 2022. The proceeds from the draw down were deposited into the Company’s Trust Account.

As of March 31, 2022, the total amount outstanding under the Note amounted to $4,327,300.

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

MARCH 31, 2022

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

Forafric Agro Holdings Limited Business Combination Agreement

On December 19, 2021, the Company, entered into a securities purchase agreement (the “Business Combination Agreement”), by and among the Company, Forafric Agro Holdings Limited, a Gibraltar private company limited by shares (“FAHL”) and Lighthouse Capital Limited, a Gibraltar private company limited by shares (the “Seller”). On April 20, 2022, the Company entered into Amendment No. 1 to the Business Combination Agreement, with FAHL, the Seller and Globis NV Merger Corp., a Nevada corporation (“Globis Nevada”), which provides for the consummation of the following series of separate transactions (collectively, the “Business Combination”): (i) Globis Nevada will change its jurisdiction of incorporation by transferring by way of a redomiciliation and domesticating as a Gibraltar private limited company known as “Forafric Global Limited” (the “Redomiciliation”) and, following the Redomiciliation, altering its authorized and issued share capital and thereafter re-registering as a Gibraltar public company limited by shares and changing its name to “Forafric Global PLC” (referred to herein as “New Forafric”); (ii) New Forafric will form a new wholly-owned subsidiary, Globis NV Merger 2 Corp., a Nevada corporation (“Merger Sub”); (iii) the Company will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”); (iv) immediately following the effectiveness of the Merger, all of the common stock of Merger Sub issued pursuant to the Merger shall be contributed to New Forafric; and (v) as soon as practicable thereafter New Forafric will acquire 100% of the equity interests in FAHL from the Seller and FAHL will become a direct subsidiary of New Forafric.

As a result of the Merger prior to the consummation of the Business Combination (i) the issued and outstanding shares of common stock of the Company, will be exchanged, on a one-for-one basis, into ordinary shares, nominal value $0.001 per share, of New Forafric (the “Ordinary Shares”); (ii) the issued and outstanding redeemable warrants that were registered pursuant to the Company’s registration statement on Form S-1 (SEC File No. 333-250939) of the Company will automatically become redeemable warrants to acquire Ordinary Shares at an exercise price of $11.50 per share; (iii) each issued and outstanding warrant of the Company issued in a private placement will automatically become warrants to acquire Ordinary Shares at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the applicable warrant agreement (no other changes will be made to the terms of any issued and outstanding private placement warrants as a result of the Merger); and (iv) each issued and outstanding unit of the Company that has not been previously separated into the underlying common stock and underlying warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one Ordinary Share and one redeemable warrant to acquire one Ordinary Share at an exercise price of $11.50 per share.

The total consideration to be paid to the Seller in the FAHL Business Combination will be (i) 15,100,000 Ordinary Shares, subject to reduction to the extent that the Closing Payment (as defined below) is less than $0, provided that Seller may be issued up to 1,904,762 additional Ordinary Shares determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing; plus (ii) an amount (the “Closing Payment”) equal to $20,000,000 minus the outstanding amount of all Funded Debt (as defined in the Business Combination Agreement) as of the Closing (other than Permitted Debt); provided that Seller may receive up to an additional $20,000,000 determined based on the amount of Remaining Cash at the Closing. The Closing Payment will be funded by remaining funds in the Trust Account after giving effect to any Buyer Share Redemptions (as defined in the Business Combination Agreement) and the proceeds of any potential private placement financing.

In addition, the Seller is also entitled to receive, up to 2,000,000 Ordinary Shares (the “Earnout Shares”), subject to New Forafric achieving certain performance and share price thresholds prior to certain future dates, in each case as described in the Business Combination Agreement. The Seller will also be entitled to receive, as additional consideration, 20% of any cash proceeds received by the New Forafric from the exercise of outstanding warrants.

PIPE Subscription Agreement

In connection with the FAHL Business Combination, on December 31, 2021, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) with an accredited investor (the “PIPE Investor”) pursuant to the PIPE Investor will purchase ordinary shares of New Forafric in a private placement following the Redomiciliation and the Merger and prior to the closing of the Business Combination. Pursuant to the PIPE Subscription Agreement, the PIPE Investor will purchase, at a purchase price of $10.50 per share, a number of ordinary shares (the “PIPE Shares”) that will be equal to the lesser of (i) 4.99% of all issued and outstanding ordinary shares, after taking into account the completion of the FAHL Business Combination and all ordinary shares issued pursuant to the FAHL Bonds (defined below) and other related subscription agreements, if any, and (ii) 1,904,761 ordinary shares (the “PIPE Investment”); accordingly, the maximum aggregate amount to be paid by the PIPE Investor for the PIPE Shares is approximately $20 million. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination.

The closing of the sale of the PIPE Shares (the “PIPE Closing”) will be contingent upon, among other things, the substantially concurrent with the consummation of the Business Combination.

Convertible Bonds Offering

In connection with the proposed Business Combination, between December 31, 2021 and January 19, 2022, investors (each, a “Bond Investor”) subscribed for convertible bonds of FAHL in an aggregate principal amount of $12 million (the “FAHL Bonds”) in private placements, and issued pursuant to a bond subscription deed among the FAHL, the Seller and the Bond Investors. The FAHL Bonds are unsecured obligations of the Bonds Issuer and are not transferable without the consent of FAHL (such consent not to be unreasonably withheld).

Unless earlier converted or redeemed in accordance with the terms of the FAHL Bonds, the FAHL Bonds will mature and be redeemed on June 15, 2026. Interest accrues on the FAHL Bonds at a rate of 6% per annum and the Bond Investors are entitled to certain customary information rights.

GLOBIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Pursuant to the current terms of the FAHL Bonds, upon consummation of the FAHL Business Combination, the FAHL Bonds will automatically convert into ordinary shares of New Forafric at a price per share that is a 10% discount to the PIPE Investment, subject to certain adjustments. The number of ordinary shares will be equal to the quotient that results from dividing the aggregate principal amount of the respective FAHL Bond by $9.45, subject to certain adjustments. The Bond Investors include affiliates Up and Up Capital, LLC and Globis SPAC LLC, the Sponsors of the Company, who have subscribed for an aggregate principal amount of $9.5 million of the FAHL Bonds, convertible into approximately one million ordinary shares of New Forafric.

NOTE 7. STOCKHOLDER’S DEFICIT

Preferred Stock — On December 10, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 3,550,833 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — At March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants outstanding. At March 31, 2022 and December 31, 2021, there were 4,289,722 Private Warrants outstanding.

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

MARCH 31, 2022

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31. 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$118,467,492	$117,307,838

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 20, 2022, the Business Combination Agreement was amended, as described in Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Globis Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Up and Up Capital, LLC and Globis SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements.” These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for the Company and FAHL to complete the Business Combination. Forward-looking statements are not historical facts, and involve known and unknow risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2022 and any other filings we make with the SEC. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 21, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination (as defined below) using cash from the proceeds of our initial public offering (the “Initial Public Offering”) of 11,500,000 units (the “Units,” which included the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit) and the sale of 4,188,889 warrants (the “Private Warrants”) at a price of $0.75 per Private Warrant and 100,833 units (the “Placement Units” and, together with the Private Warrants, the “Private Securities”), our capital stock, debt or a combination of cash, stock and debt. Each Unit consists of one share of common stock and one Public Warrant. Each whole Public Warrant and each whole Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

Proposed Business Combination

On December 19, 2021, the Company, entered into a securities purchase agreement (the “Business Combination Agreement”), by and among the Company, Forafric Agro Holdings Limited, a Gibraltar private company limited by shares (“FAHL”) and Lighthouse Capital Limited, a Gibraltar private company limited by shares (the “Seller”). On April 20, 2022, the Company entered into Amendment No. 1 to the Business Combination Agreement, with FAHL, the Seller and Globis NV Merger Corp., a Nevada corporation (“Globis Nevada”), which provides for the consummation of the following series of separate transactions (collectively, the “Business Combination”): (i) Globis Nevada will change its jurisdiction of incorporation by transferring by way of a redomiciliation and domesticating as a Gibraltar private limited company known as “Forafric Global Limited” (the “Redomiciliation”) and, following the Redomiciliation, altering its authorized and issued share capital and thereafter re-registering as a Gibraltar public company limited by shares and changing its name to “Forafric Global PLC” (referred to herein as “New Forafric”); (ii) New Forafric will form a new wholly-owned subsidiary, Globis NV Merger 2 Corp., a Nevada corporation (“Merger Sub”); (iii) the Company will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”); (iv) immediately following the effectiveness of the Merger, all of the common stock of Merger Sub issued pursuant to the Merger shall be contributed to New Forafric; and (v) as soon as practicable thereafter New Forafric will acquire 100% of the equity interests in FAHL from the Seller and FAHL will become a direct subsidiary of New Forafric.

As a result of the Merger prior to the consummation of the Business Combination (i) the Company’s issued and outstanding shares of common stock will be exchanged, on a one-for-one basis, into Ordinary Shares, nominal value $0.001 per share of New Forafric (the “Ordinary Shares”); (ii) the Company’s issued and outstanding redeemable warrants that were registered pursuant to the Company’s registration statement on Form S-1 (SEC File No. 333-250939) will automatically become redeemable warrants to acquire Ordinary Shares at an exercise price of $11.50 per share; (iii) each issued and outstanding warrant of the Company issued in a private placement will automatically become warrants to acquire Ordinary Shares at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the applicable warrant agreement (no other changes will be made to the terms of any issued and outstanding private placement warrants as a result of the Merger); and (iv) each of the Company’s issued and outstanding Units that has not been previously separated into the underlying common stock and underlying warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one Ordinary Share and one redeemable warrant to acquire one Ordinary Share at an exercise price of $11.50 per share.

The total consideration to be paid to the Seller in the Business Combination will be (i) 15,100,000 Ordinary Shares, subject to reduction to the extent that the Closing Payment (as defined below) is less than $0, provided that Seller may be issued up to 1,904,762 additional Ordinary Shares determined based on the amount of Remaining Cash (as defined in the Business Combination Agreement) at the Closing; plus (ii) the Closing Payment equal to $20,000,000 minus the outstanding amount of all Funded Debt (as defined in the Business Combination Agreement) as of the Closing (other than Permitted Debt); provided that Seller may receive up to an additional $20,000,000 determined based on the amount of Remaining Cash at the Closing. The Closing Payment will be funded by remaining funds in the Trust Account after giving effect to any Buyer Share Redemptions (as defined in the Business Combination Agreement) and the proceeds of any potential private placement financing.

In addition, the Seller is also entitled to receive, up to 2,000,000 Ordinary Shares (the “Earnout Shares”), subject to New Forafric achieving certain performance and share price thresholds prior to certain future dates, in each case as described in the Business Combination Agreement. The Seller will also be entitled to receive, as additional consideration, 20% of any cash proceeds received by New Forafric from the exercise of outstanding warrants.

PIPE Subscription Agreement

In connection with the Business Combination, on December 31, 2021, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) with an accredited investor (the “PIPE Investor”) pursuant to which the PIPE Investor will purchase ordinary shares of New Forafric in a private placement following the Redomiciliation and the Merger and prior to the closing of the Business Combination. Pursuant to the PIPE Subscription Agreement, the PIPE Investor will purchase, at a purchase price of $10.50 per share, a number of Ordinary Shares (the “PIPE Shares”) that will be equal to the lesser of (i) 4.99% of all issued and outstanding Ordinary Shares, after taking into account the completion of the Business Combination and all Ordinary Shares issued pursuant to the FAHL Bonds (defined below) and other related subscription agreements, if any, and (ii) 1,904,761 Ordinary Shares (the “PIPE Investment”); accordingly, the maximum aggregate amount to be paid by the PIPE Investor for the PIPE Shares is approximately $20 million. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination. The closing of the sale of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.

Convertible Bonds Offering

In connection with the proposed Business Combination, between December 31, 2021 and January 19, 2022, investors (each, a “Bond Investor”) subscribed for convertible bonds of FAHL in an aggregate principal amount of $12 million in private offerings, and issued pursuant to a bond subscription deed among FAHL, the Seller and the Bond Investors. The FAHL Bonds are unsecured obligations of FAHL and are not transferable without the consent of FAHL. Unless earlier converted or redeemed in accordance with the terms of the FAHL Bonds, the FAHL Bonds will mature and be redeemed on June 15, 2026. Interest accrues on the FAHL Bonds at a rate of 6% per annum and the Bond Investors are entitled to certain customary information rights. Pursuant to the current terms of the FAHL Bonds, upon consummation of the Business Combination, the FAHL Bonds will automatically convert into ordinary shares of New Forafric at a price per share that is a 10% discount to the PIPE Investment, subject to certain adjustments. The number of Ordinary Shares will be equal to the quotient that results from dividing the aggregate principal amount of the respective FAHL Bond by $9.45, subject to certain adjustments. The Bond Investors include affiliates Up and Up Capital, LLC and Globis SPAC LLC, the Sponsors of the Company, who have subscribed for an aggregate principal amount of $9.5 million of the FAHL Bonds, convertible into approximately one million ordinary shares of New Forafric.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and to search for a Business Combination and activities in connection with the proposed acquisition of FAHL. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $1,056,171, which consisted of general and administrative expenses of $1,065,825, offset by interest earned on marketable securities held in the Trust Account of $9,654. The increase in general and administrative expenses was a result of an increase in legal fees incurred in connection with our proposed Business Combination.

For the three months ended March 31, 2021, we had a net loss of $363,959, which consisted of general and administrative expenses of $366,035, offset by interest earned on marketable securities held in the Trust Account of $2,076.

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

For the three months ended March 31, 2022, cash used in operating activities was $606,598. Net loss of $1,056,171 was impacted by interest earned on marketable securities held in the Trust Account of $9,654. Changes in operating assets and liabilities provided $459,227 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $273,968. Net loss of $363,959 was impacted by interest earned on marketable securities held in the Trust Account of $2,076. Changes in operating assets and liabilities provided $92,067 of cash from operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $118,467,492. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $150,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $210. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 11, 2021, we issued an unsecured promissory note (the “Note”) to Globis SPAC LLC that permits us to borrow from time to time up to $1,000,000 from Globis SPAC LLC or its assignees or successors. On various dates throughout the year ended December 31, 2021, the Note was amended to allow borrowings of up to $5,000,000 and in January 2022, the Note was further amended to increase the principal amount to $7,000,000. The Note is non-interest bearing and payable upon the consummation of a Business Combination. As of March 31, 2022, the total amount outstanding under the Working Capital Loans was $4,327,300.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

We recognize changes in redemption value as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of $3,666,841. Subsequently, we recognized accretion from adjusted book value to redemption amount value of $2,300,000. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,789,722 shares of common stock in the aggregate. As of March 31, 2022 and 2021, we did not have any other dilutive securities or other agreements that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that haave materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBIS ACQUISITION CORP.

Date: May 13, 2022	/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

